Form 10-Q
period 1999-09-30
CHICKEN KITCHEN CORP
filed 1999-11-15
CIK 1060396

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________


                       Commission File Number - 000-27015


                           CHICKEN KITCHEN CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Florida                                        59-3283225
 ------------------------------                        -------------------
 (State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                        Identification No.)


                         5415 Collins Avenue, Suite 305
                           Miami Beach, Florida 33140
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (305) 867-4433
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES [X]  NO [ ]

Number of shares of common stock, $.01 par value per share, outstanding as of November 15, 1999: 12,826,904

                              Chicken Kitchen Corp.

                                      Index


                                                                                                    Page
                                                                                                    ----
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

Condensed Balance Sheet at September 30, 1999 and March 31, 1999                                     3

Condensed Statements of Operations for the three months and six months ended
September 30, 1999 and 1998                                                                          4

Condensed Statement of Cash Flows for the six months ended September 30, 1999 and 1998               5

Notes to Condensed Consolidated Financial Statements                                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       9



                           CHICKEN KITCHEN CORPORATION

                            CONDENSED BALANCE SHEETS

                                                                                     September 30,     March 31,
                                                                                          1999            1999
                                                                                      -----------      -----------
                                                                                      (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                           $    19,612      $   183,430
  Marketable securities                                                                        --          150,775
  Other current assets                                                                    109,528          140,874
                                                                                      -----------      -----------
     Total Current Assets                                                                 129,140          475,079
                                                                                      -----------      -----------

ADVANCES TO AFFILIATE                                                                     138,913           22,040

PROPERTY AND EQUIPMENT, net                                                               744,736          781,998

INTANGIBLE ASSETS, net                                                                  1,704,722        1,827,390

OTHER ASSETS                                                                               82,202           64,746
                                                                                      -----------      -----------
         Total Assets                                                                 $ 2,799,713      $ 3,171,253
                                                                                      ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                    $   433,620      $   345,892
  Accrued expenses                                                                        346,336          379,840
  Note payable                                                                            112,403          103,403
                                                                                      -----------      -----------
     Total Current Liabilities                                                            892,359          829,135
                                                                                      -----------      -----------

COMMITMENTS AND CONTINGENCIES                                                                  --               --

STOCKHOLDERS'  EQUITY:
  Series A, convertible preferred stock, $0.0005 par value; 1,000,000 shares
     authorized; 3,880 and 3,905 shares issued and outstanding                                  2                2
  Common stock Class A, $0.0005 par value; 50,000,000 shares authorized;
     11,907,954 and 11,857,954 issued; and 11,807,954 and 11,737,954 outstanding,
     respectively (Note 5)                                                                  5,905            5,880
  Common stock Class B, $0.0005 par value; 15,000,000 shares authorized;
     1,018,950 issued and outstanding, respectively                                           509              509
  Additional paid-in capital                                                            6,245,364        6,245,389
  Accumulated deficit                                                                  (4,344,426)      (3,899,490)
  Treasury shares, at cost                                                                     --          (10,172)
                                                                                      -----------      -----------
     Total Stockholders' Equity                                                         1,907,354        2,342,118
                                                                                      -----------      -----------
         Total Liabilities and Stockholders' Equity                                   $ 2,799,713      $ 3,171,253
                                                                                      ===========      ===========



            The accompanying notes to condensed financial statements
                    are an integral part of these statements.

                           CHICKEN KITCHEN CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                             For the Three                       For the Six
                                                             Months Ended                       Months Ended
                                                             September 30,                      September 30,
                                                    ------------------------------      ------------------------------
                                                         1999              1998              1999              1998
                                                    ------------      ------------      ------------      ------------
FOOD AND BEVERAGE SALES, net                        $  1,829,450      $  1,589,703      $  3,817,199      $  3,024,779

OPERATING EXPENSES:
  Cost of sales                                          673,464           719,198         1,543,703         1,366,765
  Labor and employee benefits                            512,543           518,170         1,120,744         1,010,520
  Direct operating expenses                              234,286           180,053           624,505           357,225
  Consulting fees                                         20,100            20,806            36,961            44,091
  Administrative and general                             557,085           272,901           753,464           446,374
  Depreciation and amortization                          101,319            97,165           202,216           185,281
                                                    ------------      ------------      ------------      ------------
     Total operating expenses                          2,098,797         1,808,293         4,261,493         3,410,256
                                                    ------------      ------------      ------------      ------------

     Loss from operations                               (269,347)         (218,590)         (444,294)         (385,477)
                                                    ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE):
  Net realized and unrealized gains on sales of
     marketable securities                                    --                --             7,075                --
  Other, net                                              (1,736)          (17,068)           (7,140)           (6,260)
                                                    ------------      ------------      ------------      ------------
     Total other income, net                              (1,736)          (17,068)              (65)           (6,260)
                                                    ------------      ------------      ------------      ------------

     Loss before income taxes                           (271,083)         (235,658)         (444,359)         (391,737)
                                                    ------------      ------------      ------------      ------------

INCOME TAXES                                                  --                --                --                --
                                                    ------------      ------------      ------------      ------------

     Net loss                                       $   (271,083)     $   (235,658)     $   (444,359)     $   (391,737)
                                                    ============      ============      ============      ============

Weighted Average Common Shares Outstanding            12,826,904        12,020,017        12,811,080        11,799,493

Net Loss Per Common Share                           $      (0.03)     $      (0.03)     $      (0.05)     $      (0.04)
                                                    ============      ============      ============      ============







            The accompanying notes to condensed financial statements
                   are and integral part of these statements.

                           CHICKEN KITCHEN CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                  For the Six Months Ended
                                                                                        September 30,
                                                                                  ------------------------
                                                                                    1999           1998
                                                                                  ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITES:
  Net loss                                                                        $(444,359)     $(391,737)
  Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                202,216        185,281
       Issuance of common stock for services                                             --          8,000
       Gain on sale of  marketable securities                                        (7,075)            --
       Changes in operating assets and liabilities:
           Other current assets                                                      31,346         10,678
           Advances to affiliate                                                   (116,873)            --
           Other assets                                                             (17,456)         4,051
           Accounts payable and accrued expenses                                     54,224        136,351
                                                                                  ---------      ---------
     Net cash used in operating activities                                         (297,977)       (47,376)
                                                                                  ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                (42,286)      (256,128)
  Sale (purchase) of marketable securities                                          157,850        (43,380)
                                                                                  ---------      ---------
     Net cash used in investing activities                                          115,564       (299,508)
                                                                                  ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale (purchase) of treasury stock                                                   9,595        (10,172)
  Increase in note payable                                                            9,000             --
                                                                                  ---------      ---------
     Net cash provided by financing activities                                       18,595        (10,172)
                                                                                  ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (163,818)      (357,056)
                                                                                  ---------      ---------
CASH AND CASH EQUIVALENTS, beginning of period                                      183,430        357,056
                                                                                  ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                                          $  19,612      $      --
                                                                                  =========      =========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for preferred dividend                                 $      --      $ 202,144
                                                                                  =========      =========
  Conversion of preferred stock into common stock                                 $      --      $      41
                                                                                  =========      =========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest expense                                                  $      --      $      --
                                                                                  =========      =========
  Cash paid for income taxes                                                      $      --      $      --
                                                                                  =========      =========







            The accompanying notes to condensed financial statements
                    are an integral part of these statements.

                           CHICKEN KITCHEN CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS



1.   NATURE OF OPERATIONS

     The Company was organized under the laws of the State of Florida in November 1994 under the name Chicken Acquisition Corp. The Company was a wholly-owned subsidiary of Stratcomm Media, Ltd., a Canadian corporation and began operations, in November 1995, of a restaurant located in Miami, Florida, under the trade name "Chicken Kitchen" pursuant to a licensing agreement with Chicken Kitchen Corporation. In December 1996, the Company issued 2,409,168 shares of common stock at $0.33 per share ($795,000 in the aggregate) in a private placement ("the Offering"). In connection with the Offering, the Company acquired all the rights, title and interest in and to the name "Chicken Kitchen" and other intangibles. The Company then changed its name from Chicken Acquisition Corporation to Chicken Kitchen Corporation. As of September 30, 1999 and 1998, the Company operated six restaurant locations.

     During the year ended March 31, 1999, the Company commenced the selling of franchise locations. The franchise agreement grants the franchisee a non-exclusive license to open and operate a "Chicken Kitchen" restaurant for a 20-year period, with one additional 20-year option. The Company collects an initial franchise fee of $25,000, royalty fees and a percentage of revenues for advertising. At September 30, 1999, 6 franchise agreements have been signed; although, the restaurants have not yet opened.

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-SB for the year ended March 31, 1999. The March 31, 1999 fiscal year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of results of operations, which may be achieved in the future.

3.   LOSS PER SHARE

     Basic loss per common share is computed by dividing net loss attributable to common stockholders (net loss of $271,083, $444,359, $235,658, and $391,737 for the three and six months ended September 30, 1999 and 1998, respectively, plus the pro rata portion of preferred dividends of $77,600, $155,200, $79,100 and $79,100 for the three and six months ended September 30, 1999 and 1998, respectively) by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share, which assumes that the convertible preferred stock is converted into Class A voting common stock and the stock options to purchase shares of Class A voting common stock are exercised, is not presented because the effect would be anti-dilutive for both 1999 and 1998. The weighted average shares outstanding used in the computation of net loss attributable to common shares are as follows:

                                            WEIGHTED AVERAGE SHARES OUTSTANDING
                                                           (UNAUDITED)
                                    For the Three Months Ended   For the Six Months Ended
                                          September 30,                 September 30,
                                  -------------------------     -------------------------
                                     1999           1998           1999           1998
                                  ----------     ----------     ----------     ----------
         Class A common stock     11,807,954     11,001,067     11,792,130     10,890,873
         Class B common stock      1,018,950      1,018,950      1,018,950        908,620
                                  ----------     ----------     ----------     ----------
                                  12,826,904     12,020,017     12,811,080     11,799,493
                                  ==========     ==========     ==========     ==========



4.   STOCKHOLDERS' EQUITY

     In May 1999, 20,000 shares of Class A common stock held in treasury were sold resulting in proceeds of $9,595. In accordance with generally accepted accounting principles, the loss on the sale of treasury stock was recorded directly to Accumulated Deficit.

     In May 1999, 25 shares of Series A preferred stock were converted into 50,000 shares of Class A common stock, in accordance with the Second Offering.

5.   COMMITMENTS AND CONTINGENCIES

     GUARANTEE

     A non-interest bearing note payable (with an imputed principal balance and accrued interest of $112,403 and $103,403 at September 30, 1999 and March 31, 1999, respectively) made in connection with the acquisition of restaurant assets and a location is collateralized by 100,000 issued shares of the Company's restricted Class A common stock held in escrow. The note was due in February 1999 and has not yet been repaid by the Company. The Company expects to repay the note by issuing the common stock. The holder of the note is currently contesting the repayment; accordingly, the final payment terms are not yet determinable.

6.   SUBSEQUENT EVENT

     On October 15, 1999, the Company entered into a preliminary agreement to settle ("the Agreement") with all plaintiffs ("the Preferred Shareholders"), except one ("the Non-settling Shareholder"), of the lawsuit brought by Preferred Shareholders who purchased $4,000,000 of Series A Convertible Preferred Stock in November 1997, for alleged breaches of a subscription agreement to convert preferred shares into common stock. The preliminary agreement indicates that a closing will take place within 50 days after execution and upon agreement to formal documentation. The principle terms of the Agreement state that at closing, all shares of preferred stock, except for the shares held by the Non-settling Shareholder, shall be increased by 18%, for no additional consideration, and then exchanged for Class A common stock at a fixed conversion rate of $0.30 per dollar of preferred share ("the Exchanged Shares"). No dividends will be due or paid on the preferred stock.

     At the closing, the Company is required to place a promissory note ("the Note") into escrow, which shall be payable to the Preferred Shareholders if any event of default, as defined in the preliminary agreement, occurs within the earlier of (a) 12 months after the closing (plus any days the Company is removed from trading on the OTC) or (b) while the Preferred Shareholders continue to own more than 10% of the Exchanged Shares. In the event of default, all of the remaining Exchanged Shares still owned by the Preferred Shareholders will be delivered to the Company in exchange for the Note. The amount of the Note would be determined as the face value of the preferred shares prior to the conversion into common stock, less any proceeds realized by the Preferred Shareholders from any sales of the Exchanged Shares, multiplied by 1.35. The Note would accrue simple interest at 10%, from the event of default, and would mature and be due and payable at the later of (a) 60 days from the event of default or
     (b) the return of all the remaining Exchanged Shares of common stock held by the Preferred Shareholders.

     Every 90 days after closing, and also upon the sale of a cumulative of 90% of the Exchanged Shares, the Preferred Shareholders will report to the Company the previous 90 days' sales of Exchanged Shares, the proceeds realized from the sales, and the number of Exchanged Shares held cumulatively and by each of the Preferred Shareholders.

     The Company has made a non-refundable $50,000 payment to the Preferred Shareholders' counsel, to be distributed to the Preferred Shareholders, and has also placed $50,000 into an escrow account pending the closing of the Agreement. The second $50,000 will be refunded to the Company unless the closing doe not occur within 50 days after execution of the Agreement, through fault of the Company. The escrowed amount will be delivered to the Preferred Shareholders' counsel.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
                     THREE MONTHS ENDED SEPTEMBER 30, 1998

          This Form 10-Q contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
     Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or belief concerning future events, including the following: any statements regarding future sales or expenses, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company's working capital and cash generated from operating and financing activities for the Company's future liquidity and capital resources needs. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company cautions that those statements are further qualified by important economic and competitive factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including a highly competitive industry and the impact of changes in consumer tastes, local, regional and national economic conditions, demographic trends, traffic patterns, employee availability and cost increases. In addition, the opening and success of new restaurants will depend on various factors, including the availability of suitable sites for new restaurants, the negotiation of acceptable lease or purchase terms for new locations, permitting and regulatory compliance, the ability of the Company to manage the anticipated expansion and hire and train personnel, the financial viability of the Company's franchisees, particularly multi-unit operators, and general economic and business conditions. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

     Restaurant sales for the three months ended September 30, 1999 increased by $239,747 to $1,829,450 from $1,589,703 in the comparable period for an increase of 15.8%. This was due to same store sales increases.

     Cost of sales decreased as a percentage of sales to 36.81% compared to 45.24% in the comparable quarter of the prior year. This decrease was due to operational controls and systems that were put in place during the quarter.

     Labor and employee benefits which consists of wages, payroll taxes and other benefits and insurance costs for restaurant's salaried and hourly employees decreased 4.58% as a percentage of sales to 28.01% in the 1999 quarter compared to the prior year's quarter. This decrease was due to operational controls and systems that were put in place during the quarter.

     Direct operating expenses consist of all restaurant-operating costs other than cost of sales and payroll expenses and include occupancy costs, utilities and other direct costs. These expenses increased by 1.48% to 12.80% of sales from 11.32%. This reflects increased rental costs due to escalation clauses in existing leases.

     Consulting fees decreased $706 to 20,100.

     Administrative and general expenses for the 1999 quarter increased by $284,184 when compared to the comparable 1998 quarter. The increase is primarily attributable to increases in corporate payroll necessitated by the greater number of company-owned stores and in the hiring of human resources that will support our franchising growth. Contributing to the increase were legal and professional fees. In addition, higher advertising and promotional expenses were incurred to promote the Chicken Kitchen brand.

     Depreciation and amortization increased to $101,319 from $97,165 due to the purchase of additional equipment.

     The increase in the net loss from $218,590 to $269,347 is primarily attributed to the increased investment in human resources to support future growth and franchising activity and to legal fees incurred in settling the preferred stockholder suit.

     LIQUDITY AND CAPITAL RESOURCES

     As of September 30, 1999, the Company had cash on hand of $19,612, and other current assets of $109,528, for total current assets of $129,140. Total current liabilities are $829,359, and are comprised of $433,620 in accounts payable, $346,336 in accrued expenses, and $112,403 in a Note Payable. We had no long-term debt. As of September 30, 1999, we had working capital (deficit) of ($763,219).

     The current payables as of September 30, 1999 include a $112,403 Note Payable that the Company expects to satisfy by the issuance of the Company's Common Stock. The holder of the Note is contesting the payment terms of this Note. Accordingly, the final payment terms are not yet determinable causing the current payable classification.

     The working capital deficit is primarily the result of result of continuing losses. Also contributing to the working capital decrease was an advance to an affiliate of $60,046. Included in current liabilities is a note payable of $107,903 that the Company expects to satisfy by the issuance of the Company's common stock as noted above.

     LOSSES INCURRED IN OPERATIONS / MODIFIED ACCOUNTANTS' REPORT

     We have incurred losses from our operations since inception and we had a working capital deficit of $763,219 at September 30, 1999. Our independent accountants have modified their report to our year-end, March 31, 1999, financial statements to reflect doubt as to our ability to continue as a going concern.

     We currently operate six restaurants and are engaged in franchising operations. Management believes that cash on hand and cash generated from operations together with Franchise Fees and Royalty payments will be sufficient to fund operations. However, no assurance can be given that additional funds will not be required prior to the expiration of such period or that any funds which may be required will be available, if at all, on acceptable terms. If additional funds are required, the inability of the Company to raise such funds will have an adverse effect upon its operations. To the extent that additional funds are obtained by the sale of equity securities, the stockholders may sustain significant dilution. If adequate capital is not available, the Company will have to reduce or eliminate its planned expansion activities, which could otherwise ultimately provide significant revenue to the Company.

     We have no arrangements or understandings with respect to additional financings, and any expansion of the Company's restaurants could require that the Company's raise additional funds. In addition, expansion of the Company's restaurant and franchising expectations may require additional capital. There can be no assurance that the Company will be able to continue to expand or to obtain sufficient capital in the future, nor the terms on which capital may be obtained. The Company has no lines of credit available to it at this time.

     Y2K RISK

     We have reviewed the computers and software used in our business and have determined that they are not affected by the Year 2000 Computer Problem. Our major suppliers have assured us that our supplies will not be interrupted due to the year 2000 Computer Problem. We could be adversely affected if there is loss of electrical power due to the Year 2000 Computer Problem.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

                                          CHICKEN KITCHEN CORPORATION


                                          By: /s/ Christian de Berdouare
                                             --------------------------------
                                            Christian de Berdouare, President
                                            and Chief Executive Officer



Date: November 15, 1999