Form 10-Q
period 1999-12-31
CHICKEN KITCHEN CORP
filed 2000-02-15
CIK 1060396

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                       Commission File Number - 000-27015


                           CHICKEN KITCHEN CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Florida                                  59-3283225
      -------------------------------           ------------------------------
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

                                  YES [X] NO [ ]


  Number of shares of common stock, $.01 par value per share, outstanding as of
                          February 15, 2000: 12,756,904

                              Chicken Kitchen Corp.
                                      Index

                                                                             Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


Condensed Balance Sheet at December 31, 1999 and March 31, 1999                4

Condensed Statements of Operations for the three months
 and nine months ended December 31, 1999 and 1998                              5

Condensed Statement of Cash Flows for the nine months ended
 December 31, 1999 and 1998                                                    6

Notes to Condensed Consolidated Financial Statements                           7



Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                10





                           CHICKEN KITCHEN CORPORATION

                      CONDENSED FINANCIAL STATEMENTS AS OF
                                DECEMBER 31, 1999

                           CHICKEN KITCHEN CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                                  December 31,        March 31,
                                                                                      1999              1999
                                                                                  -----------       -----------
                                                                                  (Unaudited)     As restated see
                                                                                                       Note 2
                                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                       $    93,219       $   183,430
  Marketable securities                                                                    --           150,775
  Other current assets                                                                133,268           140,874
                                                                                  -----------       -----------
     Total Current Assets                                                             226,487           475,079
                                                                                  -----------       -----------

ADVANCES TO AFFILIATE, non-interest bearing with no
  fixed maturity date                                                                 240,400            22,040

PROPERTY AND EQUIPMENT, net                                                           712,813           781,998

INTANGIBLE ASSETS, net                                                              1,590,632         1,769,272

OTHER ASSETS                                                                           78,236            64,746
                                                                                  -----------       -----------
         Total Assets                                                             $ 2,848,568       $ 3,113,135
                                                                                  ===========       ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                $   421,581       $   345,892
  Accrued expenses                                                                    438,376           379,840
  Note payable                                                                        116,903           103,403
                                                                                  -----------       -----------
     Total Current Liabilities                                                        976,860           829,135
                                                                                  -----------       -----------

COMMITMENTS AND CONTINGENCIES                                                              --                --

STOCKHOLDERS'  EQUITY:
  Series A, convertible preferred stock, $0.0005 par value; 1,000,000 shares
     authorized; 3,880 and 3,905 shares issued and outstanding, respectively                2                 2
  Common stock Class A, $0.0005 par value; 50,000,000 shares authorized;
     11,907,954 and 11,857,954 issued; and 11,807,954 and 11,737,954
     outstanding, respectively (Note 5)                                                 5,905             5,880
  Common stock Class B, $0.0005 par value; 15,000,000 shares authorized;
     1,018,950 issued and outstanding, respectively                                       509               509
  Additional paid-in capital                                                        5,406,552         5,406,577
  Accumulated deficit                                                              (3,541,260)       (3,118,796)
  Treasury shares, at cost                                                                 --           (10,172)
                                                                                  -----------       -----------
     Total Stockholders' Equity                                                     1,871,708         2,284,000
                                                                                  -----------       -----------
         Total Liabilities and Stockholders' Equity                               $ 2,848,568       $ 3,113,135
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

                           CHICKEN KITCHEN CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    For the Three                         For the Nine
                                                                     Months Ended                         Months Ended
                                                                      December 31,                        December 31,
                                                           -------------------------------       -------------------------------
                                                                1999              1998               1999               1998
                                                           ------------       ------------       ------------       ------------
FOOD AND BEVERAGE SALES, net                               $  1,931,737       $  1,757,961       $  5,748,936       $  4,782,740

OPERATING EXPENSES:
  Cost of sales                                                 770,272            716,637          2,313,975          2,083,402
  Labor and employee benefits                                   487,181            819,494          1,607,925          1,830,014
  Direct operating expenses                                     333,782            232,130            958,287            589,355
  Consulting fees                                                15,825             15,909             52,786             60,000
  Administrative and general                                    219,065             78,904            952,429            525,278
  Depreciation and amortization                                  96,646             97,162            295,305            278,886
                                                           ------------       ------------       ------------       ------------
     Total operating expenses                                 1,922,771          1,960,236          6,180,707          5,366,935
                                                           ------------       ------------       ------------       ------------

     Income (loss) from operations                                8,966           (202,275)          (431,771)          (584,195)
                                                           ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE):
  Net realized and unrealized gains (losses) on sales
     of marketable securities                                    (3,442)                --              3,633                 --
  Other, net                                                     13,391             62,144              6,251             55,884
                                                           ------------       ------------       ------------       ------------
     Total other expenses, net                                    9,949             62,144              9,884             55,884
                                                           ------------       ------------       ------------       ------------

     Income (loss) before income taxes                           18,915           (140,131)          (421,887)          (528,311)
                                                           ------------       ------------       ------------       ------------

INCOME TAXES                                                         --                 --                 --                 --
                                                           ------------       ------------       ------------       ------------

     Net income (loss)                                           18,915           (140,131)          (421,887)          (528,311)

PRO RATA PORTION OF PREFERRED DIVIDENDS
                                                                (77,600)           (76,100)          (232,800)          (234,300)
                                                           ------------       ------------       ------------       ------------

     Net loss applicable to common stockholders            $    (58,685)      $   (216,231)      $   (654,687)      $   (762,611)
                                                           ============       ============       ============       ============

Weighted Average Common Shares Outstanding                   12,826,904         12,250,905         12,816,355         11,943,926
                                                           ============       ============       ============       ============

Net Loss Per Common Share (Note 3)                         $      (0.00)      $      (0.02)      $      (0.05)      $      (0.06)
                                                           ============       ============       ============       ============








         The accompanying notes to condensed financial statements are an integral part of these statements.

                           CHICKEN KITCHEN CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   For the Nine Months Ended
                                                                                         December 31,
                                                                                   -------------------------
                                                                                      1999           1998
                                                                                   ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         $(421,887)      $(528,311)
  Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                 295,305         278,886
       Issuance of common stock for services                                              --          12,390
       Gain on sale of marketable securities                                          (3,633)             --
       Changes in operating assets and liabilities:
           Other current assets                                                        7,606        (135,712)
           Advances to affiliate                                                    (218,360)             --
           Other assets                                                              (13,490)          4,234
           Accounts payable and accrued expenses                                     134,225         288,195
                                                                                   ---------       ---------
     Net cash used in operating activities                                          (220,234)        (80,318)
                                                                                   ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                 (47,480)       (274,340)
  Sale of marketable securities                                                      154,408           5,507
                                                                                   ---------       ---------
     Net cash provided by (used in) investing activities                             106,928        (268,833)
                                                                                   ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale (purchase) of treasury stock                                                    9,595         (10,172)
  Increase in note payable                                                            13,500           2,267
                                                                                   ---------       ---------
     Net cash provided by (used in) financing activities                              23,095          (7,905)
                                                                                   ---------       ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                                (90,211)       (357,056)
                                                                                   ---------       ---------

CASH AND CASH EQUIVALENTS, beginning of period                                       183,430         357,056
                                                                                   ---------       ---------

CASH AND CASH EQUIVALENTS, end of period                                           $  93,219       $      --
                                                                                   =========       =========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for preferred dividend                                  $      --       $ 203,933
                                                                                   =========       =========
  Conversion of preferred stock into common stock                                  $      --       $     262
                                                                                   =========       =========
  Loss on sale of treasury stock                                                   $     577       $      --
                                                                                   =========       =========

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest expense                                                   $      --       $      --
                                                                                   =========       =========
  Cash paid for income taxes                                                       $      --       $      --
                                                                                   =========       =========






         The accompanying notes to condensed financial statements are an integral part of these statements.

                           CHICKEN KITCHEN CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS

     The Company was organized under the laws of the State of Florida in November 1994 under the name Chicken Acquisition Corp. The Company was a wholly-owned subsidiary of Stratcomm Media, Ltd., a Canadian corporation and began operations, in November 1995, of a restaurant located in Miami, Florida, under the trade name "Chicken Kitchen" pursuant to a licensing agreement with Chicken Kitchen Corporation. In December 1996, the Company issued 2,409,168 shares of common stock at $0.33 per share ($795,000 in the aggregate) in a private placement ("the Offering"). In connection with the Offering, the Company acquired all the rights, title and interest in and to the name "Chicken Kitchen" and other intangibles. The Company then changed its name from Chicken Acquisition Corporation to Chicken Kitchen Corporation. As of December 31, 1999 and March 31, 1999, the Company operated six and six restaurant locations, respectively.

     During the year ended March 31, 1999, the Company commenced the selling of franchise locations. The franchise agreement grants the franchisee a non-exclusive license to open and operate a "Chicken Kitchen" restaurant for a 20-year period, with one additional 20-year option. The Company collects an initial franchise fee of $25,000, royalty fees and a percentage of revenues for advertising. At December 31, 1999, eight franchise agreements have been signed; although, the restaurants have not yet opened.


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

     RESTATEMENT
     Subsequent to the issuance of the March 31, 1999 financial statements, the Company determined that the fair value (ranging from $0.675 to $1.575) utilized to record certain of the common shares issued during fiscal 1998, for acquisitions and services rendered should have been $0.65 per share because of the significant number of shares issued, the trading restrictions, and the stock's thin level of trading. As a result, the accompanying financial statements present the restated results.

3.   LOSS PER SHARE

     Basic loss per common share is computed by dividing net loss attributable to common stockholders (net loss plus the pro rata portion of preferred dividends) by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share, which assumes that the convertible preferred stock is converted into Class A voting common stock and the stock options to purchase shares of Class A voting common stock are exercised, is not presented because the effect would be anti-dilutive for both 1999 and 1998. The weighted average shares outstanding used in the computation of net loss attributable to common shares are as follows:

                                      WEIGHTED AVERAGE SHARES OUTSTANDING
                                                (Unaudited)

                          For the Three Months Ended       For the Nine Months Ended
                                  December 31,                    December 31,
                          --------------------------      --------------------------
                              1999           1998             1999           1998
                          ----------      ----------      ----------      ----------
Class A common stock      11,807,954      11,231,955      11,797,405      10,998,261
Class B common stock       1,018,950       1,018,950       1,018,950         945,665
                          ----------      ----------      ----------      ----------
                          12,826,904      12,250,905      12,816,355      11,943,926
                          ==========      ==========      ==========      ==========


4.   STOCKHOLDERS' EQUITY

     In May 1999, 20,000 shares of Class A common stock held in treasury were sold resulting in proceeds of $9,595. In accordance with generally accepted accounting principles, the loss on the sale of treasury stock was recorded directly to Accumulated Deficit. Also, in May 1999, 25 shares of Series A preferred stock were converted into 50,000 shares of Class A common stock, in accordance with the Second Offering.


5.   COMMITMENTS AND CONTINGENCIES

     LEASED PREMISES LITIGATION
     The Company is currently a defendant in a lawsuit, filed by the lessor of a restaurant site, for eviction, based on alleged non-monetary breaches of the provisions of the written lease agreement. The Company is vigorously defending the lawsuit. The action remains pending, and while the Company is confident in its position, an eviction from the premises would have a materially adverse effect on the operating cash flow of the Company. As the case has not yet been set for trial, legal counsel has advised the Company that it is not possible to determine whether, and to what extent if any, the Company might suffer adverse judgements. The parties have recently begun to discuss a possible settlement of the action.

     GUARANTEE LITIGATION
     A non-interest bearing note payable (with an imputed principal balance and accrued interest of $116,903 and $103,403 at December 31, 1999 and March 31, 1999, respectively) made in connection with the acquisition of restaurant assets and a location is collateralized by 100,000 issued shares of the Company's restricted Class A common stock held in escrow. The note was due in February 1999 and has not yet been repaid by the Company. The Company gave notice of its intention to satisfy the note with the escrowed stock. The holder of the note declined to accept the stock as payment and has brought a lawsuit for eviction, based on a cross-default provision in the promissory note and lease. As the lawsuit is in the discovery stage, legal counsel had advised the Company that it is not possible to determine whether, and to what extent if any, the Company might suffer adverse judgement. The Company is vigorously defending the action.


6.   SUBSEQUENT EVENT

     PREFERRED SHAREHOLDER LITIGATION
     In October 1999, the Company agreed in principle to settle a lawsuit for alleged breaches of a subscription agreement to convert preferred shares into common stock, brought by Preferred Shareholders who purchased $4,000,000 of Series A Convertible Preferred Stock (4,000 shares) in November 1997 with all but one of the Series A Preferred Stockholders. The proposed settlement would require the Company to convert the settling preferred stockholders' preferred stock into restricted Class A common stock at an exchange rate of $0.30 per share. No dividends will be due or paid on the exchanged preferred stock. The effect on the financial statements will approximate the following:

                                                  Preferred Stock              Class A Common Stock        Additional
                                             -----------------------       --------------------------       Paid In
                                             Shares         Amount           Shares          Amount         Capital
                                             ------       ----------       ----------      ----------      ----------
     Shares to be (redeemed) issued          (3,510)             $(2)      13,806,000        $6,903           $(6,901)


     If certain events of default occur, as defined in the proposed settlement, the Company would be obligated to deliver a note to the holders of the Series A preferred stock (who will then only own common stock) in exchange for the return of their restricted Class A common stock to the Company, along with documents supporting the sale of any of the exchanged common stock. The Company has made a non-refundable $50,000 payment to the Preferred Shareholders, and has placed an additional $50,000 into an escrow account pending the closing of the Agreement.

     The removal of the Company as a security trading on the OTCBB for a period exceeding 120 consecutive days constitutes an event of default. The Company was de-listed on October 21, 1999; therefore, the Company is required to regain listing by February 18, 2000 in order to avoid being in default. If the Company is unable to achieve re-listing by February 18, 2000, the amount of the note issued to the former preferred shareholders would approximate $5,600,000. The note would be due on the later of 60 days from the event of default or the return of all shares held by the former preferred shareholders. Management is presently exploring alternatives to cure the event of default or obtain sources of additional financing. There can be no assurance that the Company will regain listing by February 18, 2000, or that the event of default can be cured. Furthermore, there can be no assurance that the Company will be able to obtain new financing. Under these circumstances, the Company's ability to continue as a going concern depends upon the successful resolution of these matters. Accordingly, the accompanying financial statements do not include any adjustments that might result from the outcome of this significant uncertainty.

     OTHER LITIGATION
     The Company is also currently a defendant in a lawsuit filed during October 1999 by a former supplier of its chicken products for non-payments. As the lawsuit is in the discovery stage, legal counsel had advised the Company that it is not possible to determine whether, and to what extent if any, the Company might suffer adverse judgements. The Company is vigorously defending the action and has asserted counter claims.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO
                      THREE MONTHS ENDED DECEMBER 31, 1998

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

     Restaurant sales for the three months ended December 31, 1999 increased by $173,776 to $1,931737 from $1,757961 in the comparable period for an increase of 9.8%. This was due to same store sales increases.

     Cost of sales decreased as a percentage of sales to 39.81% compared to 40.8% in the comparable quarter of the prior year. This decrease was due to operational controls and systems that were put in place during the quarter.

     Labor and employee benefits which consists of wages, payroll taxes and other benefits and insurance costs for restaurant's salaried and hourly employees decreased 20.6% as a percentage of sales to 25.2% in the 1999 quarter compared to the prior year's quarter. This decrease was due to operational controls and systems that were put in place during the quarter.

     Direct operating expenses consist of all restaurant-operating costs other than cost of sales and payroll expenses and include occupancy costs, utilities and other direct costs. These expenses increased by 4% to 17.20% of sales from 13.2%. This reflects increased rental costs due to escalation and percentage rent clauses in existing leases.

     Consulting fees decreased $84 to $15825.

     Administrative and general expenses for the 1999 quarter increased by $140,161 when compared to the comparable 1998 quarter. The increase is primarily attributable to increases in corporate payroll necessitated by the greater number of company-owned stores and in the hiring of human resources that will support our franchising growth. Contributing to the increase were legal and professional fees. In addition, higher advertising and promotional expenses were incurred to promote the Chicken Kitchen brand.

     Depreciation and amortization decreased to $96,646 from $97,162.

     The Company realized a net profit of $18,915 during the 1999 quarter compared to a loss of $140,131 during the comparable quarter. This is the result of operational efficiencies achieved through the implementation of a series of operational controls.

        LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, the Company had cash on hand of $93,219, and other current assets of $133,268, for total current assets of $226,487. Total current liabilities are $976,860, and are comprised of $421,581 in accounts payable, $438,376 in accrued expenses, and $116,903 in a Note Payable. We had no long-term debt. As of December 31, 1999, we had working capital (deficit) of ($750,373).

     The current payables as of December 31, 1999 include a $116,903 Note Payable that the Company expects to satisfy by the issuance of the Company's Common Stock. The holder of the Note is contesting the payment terms of this Note. Accordingly, the final payment terms are not yet determinable causing the current payable classification.

     The working capital deficit is primarily the result of result of continuing losses.

     LOSSES INCURRED IN OPERATIONS / MODIFIED ACCOUNTANTS' REPORT

     With the exception of the current quarter, we have incurred losses from our operations since inception and we had a working capital deficit of $750,373 at December 31, 1999. Our independent accountants have modified their report to our year-end, March 31, 1999, financial statements to reflect doubt as to our ability to continue as a going concern.

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

     Y2K RISK

     We have reviewed the computers and software used in our business and have determined that they are not affected by the Year 2000 Computer Problem. Our major suppliers have assured us that our supplies will not be interrupted due to the year 2000 Computer Problem. We did not experience any disruption through the date of this filing.

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



Date: February 15, 2000