Form 10KSB
period 2000-03-31
CHICKEN KITCHEN CORP
filed 2000-11-14
CIK 1060396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2000
COMMISSION FILE NUMBER: 000-27015

                          CHICKEN KITCHEN, CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

              FLORIDA                                   59-3283225
 (State or Other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                    Identification Number)


                          770 PONCE DE LEON, SUITE 200,
                           CORAL GABLES, FLORIDA 33134
                    (Address of Principal Executive Offices)

                                 (305) 774-9700
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                                         .
           Securities registered pursuant to Section 12(g) of the Act:
                CLASS A COMMON STOCK, PAR VALUE $0.0005 PER SHARE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No __X__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K._____

Revenue for the fiscal year totaled $7,898,661.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 30, 2000, was approximately $1,701356.20.

As of October 30, 2000, there were 11,782,201 shares of the Registrant's common stock, par value $0.0005 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

         We (Chicken Kitchen Corporation) own and operate five (5) restaurants in leased premises featuring marinated grilled chicken and other menu items. Additionally as of October 30, 2000, the Company has sold fifteen (15) franchises. All restaurants operate under similar proprietary trade and service marks, including design and distinctive logos and trade dress. Chicken Kitchen Corporation was originally incorporated in the State of Florida in November 1994, as Chicken Acquisition Corporation ("CAC"). The corporate office is located at 770 Ponce de Leon, Suite 200, Coral Gables, Florida 33134. The Company's telephone number is (305) 774-9700 and the fax number is (305) 477-0345.

BACKGROUND

         On November 21, 1995, we opened our first Chicken Kitchen(R) restaurant in the food court of the Aventura Mall, located in North Miami, Florida. All restaurants offer marinated grilled chicken and other complimentary menu items including fresh salads, rice, baked potatoes, beans, corn, fruit salad, soups, sauces, desserts and beverages, and operate under the trade name Chicken Kitchen(R). "CKC" owns all service marks, trademarks, designs and logos, operations manual, trade dress, marinating formulas, sauces and recipes. In December 1996, the Company and Chicken Kitchen Corporation, a Delaware predecessor company ("CK of Delaware"), owned by the founder and CEO, Mr. Christian de Berdouare, consummated the Agreement and Plan of Reorganization, which was entered into on November 30, 1996 (the "Agreement"). Pursuant to the "Agreement", "CKC" purchased substantially all the assets of "CK of Delaware" in exchange for 5,100,000 shares of the Company's Common Stock. Mr. de Berdouare, as the sole owner of "CK of Delaware", thus gained control of the Company upon consummation of the transactions contemplated by the "Agreement". Subsequently the Company changed its name to Chicken Kitchen Corporation, a Florida corporation, and "CK of Delaware" changed its name to Chicken Liquidating Corporation.

          On January 3, 1997, Ambassa Holdings, Inc. (an affiliate owned by the President, who is the Principal Stockholder of the Company), acting for the benefit of the Company, utilizing $229,899 advanced by the company, purchased a 55% ownership interest (for $229,899) in Patty & Cesar's Food Service, Inc. ("P&C"), pursuant to the terms of an agreement for sale of shares by shareholders dated November 15, 1996. "P&C" held a franchise in a competing restaurant chain, and had filed a voluntary petition to reorganize pursuant to Chapter 11 of the United States Bankruptcy Code at the time of the purchase. The bankruptcy proceedings were dismissed in May 1997. The 55% investment in P&C was reflected as "Advances to Affiliate" in the Company's balance sheet at March 31, 1997 and the loan was repaid in full, by the assignment of its 55% ownership to the Company in September 1997.

         In November 1997, the Company acquired the remaining 45% for $85,000 and the issuance of 15,000 shares of the Company's common stock valued at $0.65 per share ($9,750 in the aggregate), representing management's estimate of the fair market value of the common stock on the date of issue after considering trading restrictions and the stock's thin trading. As Ambassa Holdings, Inc. was acting as the company's agent in this transaction, for no consideration, there were no repayment terms (other that the assignment of any interest in "P&C" acquired to the Company), and no written agreement. The transaction has been accounted for under the purchase method of accounting. The total cost of the acquisition of $320,000, not including net cash acquired of $19,858, was allocated to equipment ($128,000), leasehold interest ($100,000), other assets ($22,000), net liabilities ($110,000) and was based on fair values with the excess cost ($180,000) being amortized over 10 years. In November 1997, "CKC" acquired the assets of two additional restaurants, operated as "Starr's Chicken Grill located in South Miami and Kendall, from an independent seller for $1,382,000, not including net cash acquired of $2,250. The stores are located at 7315 SW 57th AVE South Miami Fl, 33143 and 9067 SW 107 AVE Miami Fl, 33173. The transaction has been accounted for under the purchase method of accounting. The cost of the acquisition was allocated to equipment ($220,000), leasehold interest ($300,000), other assets ($21,000) and was based on fair values with the excess cost ($841,000) being amortized over 10 years.

         In February 1998, we acquired a restaurant (Bayside Marketplace, Miami Fl.) from Danalex Corporation for $330,000 and the issuance of 170,000 restricted shares of the Company's Class A common stock. 35,000 shares (issued in March 1997) were valued at $0.33 ($11,550 in the aggregate and representing the price used for the Company's private placement in December 1996, as the Company did not begin trading until June 1997). The remaining 135,000 shares were valued at $0.65 (representing management's estimate of the fair market value of the Company's Class A common stock on the date of issue after considering trading restrictions and the stock's thin trading). In March 1999, in accordance with the acquisition agreement, an additional 135,000 shares of Class A common stock were issued as the market value of the Class A common stock was less than $2.00 per share at the one-year anniversary date of the closing. The February 1998 acquisition was accounted for in accordance with EMERGING ISSUES TASK FORCE 97-15 "CONTINGENCY ARRANGEMENTS BASED ON SECURITY PRICES IN PURCHASE BUSINESS COMBINATIONS", which takes into consideration the shares which were issued in March 1999. The cost of the acquisition of $517,000, not including net cash acquired of $500, was allocated to equipment ($28,000), leasehold interest ($30,000), other assets ($4,700), net liabilities ($3,800), and was based on fair values with the excess cost ($458,100) being amortized over 10 years. This store was operated as "Chick-to Chick" and is located at Bayside Marketplace, Miami. The store was closed on April 21, 2000 due to low sales and an escalation of ongoing operating costs. The closure was in violation of the existing lease and resulted in loss of goodwill and the escalation of the future rent payable under the lease.

         We are not currently contemplating further acquisitions of stores.

RESTAURANT OPERATIONS

         Our restaurants feature a menu focused on marinated grilled chicken served whole, in halves or in quarters, and grilled boneless chicken breasts, served in a variety of sandwiches, salads and platters. The Company believes that the focus on grilled chicken capitalizes on the current consumer preference for healthier, lower-fat foods. The focused menu also facilitates the consistent preparation of fresh, high quality foods, the execution of efficient customer service and the accurate replication of the concept in new locations.

         Our restaurants use fresh whole chickens, top grade produce and freshly prepared rice, salads, soups, and homemade sauces and dressings, which are prepared fresh daily in each restaurant. We maintain stringent quality standards for the preparation and service of all food items. We believe that the menu emphasis on freshness and quality, as well as its focus on grilled chicken, will appeal to an increasingly health-conscious consumer who desire a wholesome and healthy alternative to the fare served at other quick-service restaurants.

         The restaurants deliver value by providing generous portions of wholesome, flavorful food at economical prices. The Company emphasizes value with menu prices typically in line with prices of comparable menu items offered by other quick-service restaurants and frequently less than comparable menu items found in full service establishments.

         A premium is placed on quick-service and customer convenience. The restaurants are typically open for lunch and dinner, seven days a week from 11:00 a.m. to 10:00 p.m. In addition to eat-in service, all the restaurants offer take-out, delivery and catering services to accommodate the varied schedules of families, business people, students and other time-sensitive individuals. Prompt, accurate and courteous service is a priority in each mode of food delivery. In addition, the menu offers a variety of portion sizes to accommodate a single customer, family or large group.

         Our restaurants feature an attractive interior decor and exterior design that is easily replicable in its multi-unit system. While each restaurant has a similar appearance, the restaurants' design is sufficiently flexible to accommodate a variety of available sites. The restaurants are also designed to conveniently serve a high volume of customer traffic while retaining an inviting, casual atmosphere.

FRANCHISE PROGRAM

         Fifteen franchises have been sold through October 30, 2000, one of which was sold prior to FYE March 31,1999. The primary criteria considered by us in the review and approval of franchisees is prior experience in operating restaurants or other comparable business experience, and capital available for investment.

         The current franchise fee is $30,000, payable $15,000 on signing the Uniform Franchise Offering Circular ("UFOC"), and $15,000 when the premises lease is signed. The term of the franchise agreement is twenty years. The Company believes that the twenty-year term is standard in the fast-food segment of the restaurant industry. The principal terms are as follows:

         Royalty: 4% of net sales paid to the Company weekly.

         Advertising fees: 4% of net sales paid to third parties.

         Capital investment:      $225,000 to $400,000 paid to third parties
                                  for leasehold improvements, furniture,
                                  fixtures, equipment, inventory, training, marketing, and working capital.

         Our future growth plans will be focused on selling and maintaining a qualified franchise restaurant group as well as adding additional Company store locations. We are building a staff of operations personnel to train and assist franchisees in opening new restaurants and to monitor the operations of existing restaurants. These services will be provided as part of our franchise program. New franchisees will be required to complete a four-week program that features various aspects of day-to-day operations and certification in all aspects of restaurant operations. The program consists of formal classroom training and in-restaurant training, including human resources, accounting, purchasing and labor and food handling laws. Standard operating manuals are provided to each franchisee. The franchise agreement requires franchisees to operate their restaurants in accordance with our standards and operating procedures. Ongoing advice and assistance is provided to franchisees in connection with the operation and management of each restaurant.

SUPPLIERS

         The Company and its franchisees purchase all of its supplies from pre-approved suppliers. We believe that alternative suppliers for our supplies are readily available. We do not have long term supply contracts. Our main suppliers are, Cheney Brothers Inc., Martin Poultry, Inc., Coca Cola of South Florida, Daily Bread, Inc., Better and Nice Produce, Inc. There are no Supplier contracts to attach as Exhibits to this filing.

 COMPETITION

         The fast food restaurant industry is highly competitive and can be significantly affected by many factors, including changes in local, regional or national economic conditions, changes in consumer tastes, consumer concerns about the nutritional quality of quick-service food and increases in the number of, and particular locations of, competing restaurants. Factors such as inflation, increases in food, labor and energy costs, the availability and cost of suitable sites, fluctuating interest and insurance rates, state and local regulations and licensing requirements and the availability of an adequate number of managers and hourly paid employees can also adversely affect the fast food restaurant industry. Multi-unit restaurant chains can also be substantially adversely affected by publicity resulting from food quality, illness, injury, or other health concerns. Major chains, which have substantially greater financial resources and longer operating histories than the Company, dominate the fast food restaurant industry. We compete primarily on the basis of location, food quality and price. Changes in pricing or other marketing strategies by these competitors can have an adverse impact on our sales, earnings and growth. There can be no assurance that we will be able to compete effectively against our competitors. In addition, with respect to the sale of franchises, we compete with many franchisors of restaurants and other business concepts for qualified and financially capable franchisees.

REGULATION

         We are subject to a variety of federal, state, and local laws affecting the conduct of its business. Operating restaurants are subject to various sanitation, health, fire and safety standards and restaurants under, or proposed for construction, are subject to state and local building codes, zoning restrictions and alcoholic beverage regulations. Difficulties in obtaining or failure to obtain required licenses or approvals could delay or prevent the development or opening of a new restaurant in a particular area. We are also subject to the Federal Fair Labor Standards Act, which governs minimum wages, overtime, working conditions and other matters, and the Americans with Disabilities Act, which became effective in January 1992. We believe that we are in compliance with such laws, and that our Restaurants have all applicable licenses as required by governmental authorities. We are subject to regulations of the Federal Trade Commission (the "FTC") and various states relating to disclosure and other requirements in the sale of franchises and franchise operations. The FTC's regulations require the Company to timely furnish prospective franchisees a franchise offering circular containing prescribed information. Certain state laws also require registration of the franchise offering with state authorities. Other states regulate the franchise relationship, particularly concerning termination and renewal of the franchise agreement. We believe that we comply with the applicable franchise disclosure and registration regulations of the FTC and the various states in which we operate.

         While we intend to comply with all federal, state and foreign laws and regulations, there can be no assurance that we will continue to meet the requirements of such laws and regulations, which, in turn, could result in a withdrawal of approval to franchise in one or more jurisdictions. Any such loss of approval may have a material adverse effect upon our ability to successfully market franchises. Violations of franchising laws and/or state laws and regulations regulating substantive aspects of doing business in a particular state could subject the Company and its affiliates to rescission offers, monetary damages, penalties, and/or injunctive proceedings. The state laws and regulations concerning termination and non-renewal of franchisees are not expected to have a material impact on our operations.

EMPLOYEES

         As of October 30, 2000, we had approximately 157 full time and part time staff, all at the restaurant level, and eight administrative employees.

TRADEMARKS

         We market several menu item products under our Chicken Kitchen Trademark, trade name and design logos, our Chop-Chop trade name, and other trademarks under registration with the US Patent and Trademark Office. We have received trademark and service mark protection of these names and related designs logos from the USPTO and consider these trademarks and service marks to be important to our business.

ITEM 2 DESCRIPTION OF PROPERTY

         We own and operate the following restaurants. All restaurant premises are leased from independent landlords. The corporate office is leased from an independent landlord.

Store                                                                Monthly Lease          Lease expiration
 No.               Location                    Square Feet              Payment                  Date
1            Red Road,                           1,100                   $2,649                 8/2019
             South Miami
2            Arthur Godfrey Rd.                  1,400                   $3,826                 11/2006
             Miami Beach
3            Kendall Mall                        1,600                   $4,704                 10/2004
             Miami/Dade County
4            Aventura Mall                       750                     $6,405                 10/2005
             Aventura
5            Washington Ave.                     3,200                   $7,466                 3/2018
             Miami Beach
Office       770 Ponce De Leon                   2,000                   $3,000                 6/2003
             Coral Gables

ITEM 3. LEGAL PROCEEDINGS.

         On February 23, 1998, Mr. Daniel Hitchcock, landlord for the restaurant located in South Miami, Florida, at 7315 S.W. 57th Avenue, filed a lawsuit Case
No.: 98-24433 CA 41, pending in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, seeking eviction of the Company for alleged non-monetary breaches of the provisions of the written lease agreement, including a limitation on seating to 17 persons and a requirement of no outdoor seating. The Company is vigorously defending the lawsuit, based on the prior and subsequent oral agreement of the parties that the Company could have as many seats within the premises as the law would otherwise allow. The action remains pending, and while the Company is confident in its position, an eviction from these premises would have a very adverse effect on the operating cash flow of the Company, and the outcome at trial cannot be predicted. The case has not yet been set for trial, and the Company has recently asserted claims against the persons who designed the restaurant at issue, seeking recovery against them for any damages the Company may suffer in this case.

         The Company is defending a lawsuit filed on May 24, 1999 and styled Agricola Coco Bohn, S.A., et al, v. Chicken Kitchen Corporation, etc., et al.:
Case number 99-4608 CA 0 pending in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The background of this lawsuit surrounds the entitlement of the holders of the Series A Preferred Stock to convert their preferred stock for restricted class A common stock in accordance with the terms of the Subscription Agreement through which the Series A Preferred Stock was issued. The Company is vigorously defending the lawsuit, alleging as its primary defense that the holders of the Series A Preferred Stock illegally and improperly manipulated the market for the Company's common stock, and thus, would have no right to convert their Series A Preferred Stock to common. The Company has agreed in principal to settle this litigation with all of the Series A Preferred Stockholders (the "Shareholders"). The proposed settlement would require the Company to: (i) convert the Shareholders' preferred stock into 16,000,000 shares of the Company's restricted Series A common stock, cumulatively (the "Exchanged Shares"); (ii) deliver $300,000.00 to the Shareholders, and permit the Shareholders to retain an additional $50,000 being held in escrow by counsel for the Shareholders; and (iii) one year after the closing of formal documentation consistent with the parties agreement in principal, the Company will pay $150,000 in the aggregate to a representative of the Shareholders, the payment of which shall be evidenced by a promissory note (the "Note") and secured by 500,000 of the Company's President's personal Series A common stock in the Company. The agreement also would require the Shareholders to enter into a voting agreement on behalf of themselves and their affiliates, officers, directors, employees, and immediate family members, the terms of which shall provide that the Shareholders will vote in accordance with the recommendations of the Board of Directors of Chicken Kitchen on all matters except where such matter would directly alter the terms of the Note, the agreement in principal, or any of the closing documents. Upon the closing of formal documentation consistent with the parties agreement in principal all parties would dismiss all claims against all other parties to the litigation with prejudice and exchange releases. The other non-monetary conditions of the agreement in principal are included on the attached term sheet describing the proposed settlement.

         The Company has settled a lawsuit styled Cafe 1429, Inc. and SLML, Inc.
v. Chicken Kitchen Corporation, Case No.: 99-4709 CA 05, pending in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The claim against the Company stemmed from the purchase of the assets of a restaurant on Miami Beach, Florida, and a related promissory note, lease, and security agreement, all of which contain cross-default clauses. The plaintiffs/sellers took back from the Company a $100,000 promissory note for $100,000 of the purchase price of the assets. The Company issued and delivered to an escrow agent 100,000 shares of its restricted Class A common stock as security for the $100,000 note. The Company defended the action upon the belief that the governing documents gave it the right to satisfy the $100,000 obligation with additional stock of the Company. The settlement requires the Company to issue additional Series A Common Stock, in conversion of the $100,000 note, in an amount sufficient to sell to realize $95,000.00, exclusive of costs, before May 20, 2001. The Company will also pay $3,000.00 per month to be applied toward the $95,000.00 settlement number. In the event that as of May 20, 2001, the net proceeds from the sale of stock referenced in this paragraph, together with the sum of the monthly $3,000.00 payments, is less than $95,000.00, the Company will have to satisfy the deficiency on or before May 20, 2001. If the payment of such a deficiency is not timely made, the plaintiffs would receive an immediate judgment against the Company for the amount of the deficiency. The settlement agreement also provides for the entry of an immediate judgment against the Company in the event that any of the $3,000.00 monthly payments referenced herein is not made. The Company and the plaintiffs exchanged releases and dismissed their respective claims with prejudice.

         The Company is a defendant in an action filed on or about October 14, 1999 by a former supplier of its chicken products for nonpayment. The case is styled International Prosperity, Inc. v. Chicken Kitchen Corporation; Case No.:
99-23992-CA 01, and is pending in the Circuit Court for the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The Corporation is vigorously defending the lawsuit and has asserted counterclaims for fraud and for breach of contract on the grounds that the plaintiff-supplier allegedly had been overcharging the Company and delivering product of a lesser quality than was ordered. The case is not yet at issue and not yet set for trial. As a result, it is too early to determine whether, and to what extent, the Company might suffer an adverse or favorable judgment.

         The Company is a defendant in two federal court actions: Alexis v. Chicken Kitchen Corporation, Case number 00-3066 CIV GRAHAM TURNOFF, and Jean-Jacques v. Chicken Kitchen Corporation, Case Number 00-3308 CIV HUCK BROWN, filed September 17, 2000, pending in the United States District Court for Miami, Florida. These lawsuits were brought by two former employees seeking damages for alleged violations of federal and state anti-discrimination laws. The Company believes the claims have no merit and is vigorously defending them. The cases are newly filed, no discovery has been taken, and they are not yet set for trial. It is impossible to determine at this early stage in the proceedings whether, and what extent, the Company might suffer an adverse or favorable judgment.

         The Company is a defendant in a lawsuit filed on May 9, 2000 styled Bayside Center LP v. Chicken Kitchen Corporation, Case No.: 00-11733 CA 30 in Miami-Dade County, Florida, by a former landlord for enforcement of a landlord's lien and distress for rent. The case is not yet at issue and not yet set for trial. As a result, it is too early to determine whether, and to what extent, the Company might suffer an adverse or favorable judgment, although the parties are in the midst of discussing settlement options.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The Company's Class A Common Stock has been listed on the NASD OTC Electronic Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol "CKKC" since May 11, 1997. On March 31, 2000, the closing bid price as reported by the Electronic Bulletin Board was $.44.

         The following table sets forth the high and low bid prices for the Class A Common Stock as reported on the Electronic Bulletin Board for each quarter since March 31, 1997, for the periods indicated. Such information reflects inter dealer prices without retail mark-up, mark down or commissions and may not represent actual transactions. The Class B Common Stock does not trade on any market.

         QUARTER ENDED                               HIGH             LOW
         June 30, 1997                               $2 3/4           $1 7/64
         September 30, 1997                          2 9/32            1 11/16
         December 31, 1997                           2 3/16                5/8
         March 31, 1998                              1 1/16                5/8
         June 30, 1998                               1 1/2                 3/4
         September 30, 1998                             3/4                3/8
         December 31, 1998                            13/32               3/32
         March 31, 1999                               23/32               4/32
         June 30, 1999                               $ 0.25             $ 0.24
         September 30, 1999                          $ 0.15             $ 0.14
         December 31, 1999                           $ 0.42             $ 0.14
         March 31, 2000                              $ 0.52             $ 0.16
         June 30, 2000                               $ 0.54             $ 0.28
         September 30,2000                           $ 0.35             $ 0.17

         The approximate number of record holders of our Class A Common Stock as of March 30, 2000 was 215. There are 25 holders of Class B Common Stock.

         We have not declared or paid any cash dividends on the Common Stock nor do we anticipate that any such dividends will be paid in the near future. We intend to retain any earnings it may realize to finance operations and potential expansion of its business. There are no restrictions on payment of dividends on our Common Stock. Holders of Series A Convertible Preferred Stock are entitled to receive dividends at the rate of $80.00 per share per annum prior to the payout of dividends to holders of common stock. The Preferred Stock dividend may be paid in cash or in shares of Common Stock, at our option. The Company has suspended payments of dividends on its Series A Preferred Stock pending resolution of its litigation with its preferred shareholders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         We are engaged in the business of operating Five Chicken Kitchen restaurants and have sold fifteen franchises through March 31, 2000. Three franchises opened during fiscal year 2000 and the remaining twelve are expected to open during fiscal year 2001. It takes approximately six to eight months to open a new restaurant. A portion of the Initial Franchise Fee is refundable, if the franchisee does not sign a lease within 120 days of signing the UFOC. The full franchise fee ($30,000) is recognized only when the franchise restaurant is opened, and not when the Initial Franchise Fee is collected. Additionally, the Company receives a 4% royalty based on the weekly sales. The recognition of franchise fees and franchise royalties may fluctuate from quarter to quarter since we do not directly control the timing of franchise openings or signing of franchise agreements. We are continuing to develop a larger corporate infrastructure to manage and administer the growth of our franchise program.

         We are subject to the special risks attendant to companies which are expanding operations, including but not limited to, the costs of evaluating and establishing additional locations, the costs and complexities involved in expanding administrative infrastructures, as well as the high level of competition in the restaurant industry, changing consumer preferences and tastes, and general economic conditions in Florida. Because of these risks, and the costs of expansion, our operating results could be materially adversely affected in any operating period.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2000 COMPARES TO THE YEAR ENDED MARCH 31, 1999

Food and beverage sales ("Sales") for the year ended March 31, 2000 increased by $1,163,465 to $7,839,962 from $6,676,497 in the prior year, for an increase of 17.4%. This was primarily attributed to increased customer traffic and a 4% menu price increase in January 2000. Additionally, the Company realized $50,000 in franchise fee income and $8,699 in royalty income during the fiscal year. Of the six 6 company operated restaurants in operation at the end of the current year, all were operational for the full year.

         Cost of sales consists of the cost of chicken, food, produce, beverage and paper costs. Cost of sales for the year ended March 31, 2000 increased by $263,648 to $3,104,444 from $2,840,796, for an increase of 9.3%. As a percentage of Sales, cost of sales decreased to 39.3% compared to 42.5% in fiscal 1999. This improvement was the result of operational controls and systems that were put in place during fiscal 2000.

         Labor and employee benefits which consists of wages, payroll taxes, and other benefit and insurance costs for restaurant salaried and hourly employees increased $25,716 to

$2,333,310 from $2,307,594 for an increase of 1.1%. As a percentage of Sales, labor and employee benefits decreased 5% to 29.5% in the 2000 fiscal year compared to 34.6% in the prior fiscal year. This decrease was attributable to higher sales and stabilized staffing. If the minimum wage is increased during the fiscal year ending March 31, 2001, it will have a moderately adverse effect on the restaurant payroll expense due to the large number of hourly employees on the payroll.

         Direct operating expenses, consisting of all restaurant-operating costs other than cost of sales and payroll expenses and include occupancy costs, utilities and other direct costs, increased $360,319 to $1,210,680 from $850,361, for an increase of 42.37%. As a percentage of Sales, these expenses increased 2.6% to 15.3% of sales from 12.7%. The increase was due primarily to increased occupancy costs.

         Administrative and general expenses increased by $368,547 to $1,239,907 from $877,570, for an increase of 42.3%. This increase is primarily attributable to increases in corporate payroll necessitated by the greater number of company-owned stores and in the hiring of human resources that will support our franchising growth. Contributing to the increase were legal fees incurred with the acquisition of assets and defense of lawsuits. In addition, higher advertising and promotional expenses were incurred to promote the Chicken Kitchen brand.

         Security gains of $1,833 are included in other income (expense) in fiscal 2000. This compares to gains of $130,546 in the prior fiscal year. We do not expect to achieve a similar level of security gains in the future. The increase in net loss from $550,948 to $1,623,149, a 194.6% increase, is primarily attributed to the anticipated settlement of the Preferred Stockholders lawsuit and the impairment loss on assets associated with the closing of the Bayside location. Net loss per common share was $0.15 in the current year compared with a net loss per common share of $0.07 in the prior year.

YEAR ENDED MARCH 31, 1999 COMPARED TO THE YEAR ENDED MARCH 31, 1998

Food and beverage sales ("Sales") for the year ended March 31, 1999 increased by $4,462,358 to $6,676,497 from $2,214,139 in the prior year, for an increase of 201%. This was primarily attributed to one restaurant that opened in fiscal 1999 and three restaurants in operation for the entire current fiscal year compared to five months in the prior year for two restaurants and one month for the third. Of the six 6 restaurants in operation at the end of the current year, all were operational for the full year, except one, which was opened for only seven months, starting August 1998.

         On a pro forma basis, food and beverage sales for the year ended March 31, 1999 increased by $265,497 to $6,676,497 from pro forma $6,411,000, for a pro forma increase of 4.14%. The increase was primarily attributed to Increased customer acceptance and awareness.

         Cost of sales consists of the cost of chicken, food, produce, beverage and paper costs. Cost of sales for the year ended March 31, 1999 increased by $1,807,822 to $2,840,796 from $1,032,974, for an increase of 175%. As a percentage of Sales, cost of sales decreased to 42.5% compared to 46.7% in fiscal 1998. This improvement was the result of operational controls and systems that were put in place during fiscal 1999.

         On a pro forma basis, cost of sales for the year ended March 31, 1999 decreased by $93,843 to $2,840,796 from pro forma $2,934,639, for a pro forma decrease of 3%. The decreased was primarily attributed to improved operating efficiencies.

         Labor and employee benefits which consists of wages, payroll taxes, and other benefit and insurance costs for restaurant salaried and hourly employees increased $1,596,669 to $2,307,594 from $710,925, for an increase of 225%. As a percentage of Sales, labor and employee benefits increased 2.5% to 34.6% in the 1999 fiscal year compared to 32.1% in the prior fiscal year. This increase was attributable to the higher personnel costs associated with the opening of an additional restaurant and the competitive nature of the restaurant labor market. If the minimum wage is increased during the fiscal year ending March 31, 2000, it will have a moderately adverse effect on the restaurant payroll expense due to the large number of hourly employees on the payroll.

         On a pro forma basis, labor and employee benefits for the year ended March 31, 1999 increased by $254,178 to $2,307,594 from pro forma $2,053,416, for a pro forma increase of 12%. The increase was primarily attributed to increased labor staffing to better serve customers and decrease service times.

         Direct operating expenses, consisting of all restaurant-operating costs other than cost of sales and payroll expenses and include occupancy costs, utilities and other direct costs, increased $560,862 to $850,361 from $289,499, for an increase of 194%. As a percentage of Sales, these expenses decreased by 0.4% to 12.7% of sales from 13.1%.

         On a pro forma basis, direct operating expenses increased $27,124 to $850,361 from pro forma $823,237, for a pro forma increase of 3%.

         Administrative and general expenses increased by $190,947 to $877,560 from $686,613, for an increase of 28%. This increase is primarily attributable to increases in corporate payroll necessitated by the greater number of company-owned stores and in the hiring of human resources that will support our franchising growth. Contributing to the increase were legal fees incurred with the acquisition of assets. In addition, higher advertising and promotional expenses were incurred to promote the Chicken Kitchen brand.

         On a pro forma basis, administrative and general expenses decreased by $81,975 to $877,560 from pro forma $959,535, for a pro forma decrease of 9%. This decrease was primarily attributable to savings associated with staff reorganizations. Depreciation and amortization increased by $240,536 to $375,563 from $135,027, for an increase of 178%. The increase was attributable to the full year's depreciation and amortization in fiscal 1999 of business and assets acquired in late fiscal 1998. On a pro forma basis, depreciation and amortization increased by $15,155 to $375,563 from pro forma $360,408, for a pro forma increase of 4%. This increase was due primarily to the larger equipment purchases associated with new units.

         Security gains of $130,546 are included in other income (expense) in fiscal 1999; there were none in the prior fiscal year. The prior fiscal year did include a $71,550 recovery of merger costs previously written-off. We do not expect to achieve a similar level of security gains in the future. The reduction in net loss from $1,362,642 to $550,948, a 60% decrease, is primarily attributed to the reduction in consulting fees of $695,896 which were incurred in the prior year.

Net loss per common share was $0.07 in the current year compared with a net loss per common share of $0.14 in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         We have incurred losses from our operations since inception and we had a working capital deficit of $1,219,155 at March 31, 2000. Our independent accountants have modified their report on our financial statements to reflect doubt as to our ability to continue as a going concern.

         We currently operate five restaurants and are engaged in franchising operations. Management believes that cash on hand and cash generated from operations together with Franchise Fees and Royalty payments will be sufficient to fund operations. However, no assurance can be given that additional funds will not be required prior to the expiration of such period or that any funds which may be required will be available, if at all, on acceptable terms. If additional funds are required, the inability of the Company to raise such funds will have an adverse effect upon its operations. To the extent that additional funds are obtained by the sale of equity securities, the stockholders may sustain significant dilution. If adequate capital is not available, the Company will have to reduce or eliminate its planned expansion activities, which could otherwise ultimately provide significant revenue to the Company.

         We have no arrangements or understandings with respect to additional financing, and any expansion of the Company's restaurants could require that the Company's raise additional funds. In addition, expansion of the Company's restaurant and franchising expectations may require additional capital. There can be no assurance that the Company will be able to continue to expand or to obtain sufficient capital in the future, nor the terms on which capital may be obtained. The Company has no lines of credit available to it at this time.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements are included herein:

         Audited Financial Statements

         Report of Independent Certified Public Accountant
         Balance Sheets as of March 31, 2000 and 1999
         Statements of Operations for the Years Ended March 31, 2000 and 1999 Statements of Stockholders' Equity for the Years Ended March 31, 2000
           and 1999
         Statements of Cash Flows for the Years Ended March 31, 2000 and 1999 Notes to Financial Statements.

                           CHICKEN KITCHEN CORPORATION

                           FINANCIAL STATEMENTS AS OF
                             MARCH 31, 2000 AND 1999

                  TOGETHER WITH REPORT OF INDEPENDENT AUDITORS

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Chicken Kitchen Corporation:

We have audited the accompanying balance sheets of Chicken Kitchen Corporation ("the Company") as of March 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chicken Kitchen Corporation as of March 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations since inception and may need additional funds to continue to operate. The Company had a working capital deficit of $(1,219,155) at March 31, 2000 and, as discussed in Note 9, is involved in litigation, which if resolved against the Company could have a materially adverse effect on the operating cash flow of the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is described in Note 11. The accompanying financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount of liabilities that might result should the Company be unable to continue as a going concern.

                      McKEAN, PAUL, CHRYCY, FLETCHER & CO.

Miami, Florida,
   July 13, 2000. Except for footnote 10,
   as to which the date is September 29, 2000.

                           CHICKEN KITCHEN CORPORATION
                                 BALANCE SHEETS

                                                                                          March 31,         March 31,
                                                                                            2000              1999

                                         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                              $   137,296       $   183,430
  Marketable securities                                                                           --           150,775
  Prepaid advertising                                                                        100,000                --
  Other current assets                                                                       100,655           140,874
                                                                                         -----------       -----------
     Total Current Assets                                                                    337,951           475,079
                                                                                         -----------       -----------

PROPERTY AND EQUIPMENT, net                                                                  643,070           781,998
INTANGIBLE ASSETS, net                                                                     1,146,302         1,769,272
OTHER ASSETS                                                                                  53,726            64,746
NOTE RECEIVABLE FROM AND ADVANCES TO PRINCIPAL STOCKHOLDER
                                                                                             213,490           22,040
                                                                                         -----------       -----------
         Total Assets                                                                    $ 2,394,539       $ 3,113,135
                                                                                         ===========       ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable and accrued interest                                                      $   121,403       $   103,403
  Current portion of settlement fee due to preferred stockholders                            300,000                --
  Current portion of equipment notes                                                          30,690            24,972
  Accounts payable                                                                           485,500           345,892
  Accrued expenses                                                                           399,513           310,546
  Deferred franchise fees                                                                    120,000            25,000
  Reserve for impairment loss                                                                100,000
                                                                                         -----------       -----------
     Total Current Liabilities                                                             1,557,106           809,813
                                                                                         -----------       -----------

LONG TERM OBLIGATIONS:
  Long term portion of settlement fee due to preferred stockholders                          150,000                --
  Long term portion of equipment notes                                                        11,136            19,322
                                                                                         -----------       -----------
                                                                                             161,136            19,322
                                                                                         -----------       -----------

COMMITMENTS AND CONTINGENCIES                                                                     --                --

STOCKHOLDERS' EQUITY:
  Series A, convertible preferred stock, $0.0005 par value; 1,000,000 shares authorized; 3,880 and 3,905 shares issued and outstanding,
     respectively                                                                                  2                 2
  Common stock Class A, $0.0005 par value; 50,000,000 shares authorized; 11,907,954 and 11,857,954 issued; and 11,807,954 and
     11,737,954 outstanding, respectively (Note 8)                                             5,904             5,880
  Common stock Class B, $0.0005 par value; 15,000,000 shares
     authorized; 1,018,950 issued and outstanding in 2000 and 1999                               509               509
  Additional paid-in capital                                                               5,448,553         5,406,577
  Accumulated deficit                                                                     (4,778,671)       (3,118,796)
  Treasury shares, at cost                                                                        --           (10,172)
                                                                                         -----------       -----------
     Total Stockholders' Equity                                                              676,297         2,284,000
                                                                                         -----------       -----------
         Total Liabilities and Stockholders' Equity                                      $ 2,394,539       $ 3,113,135
                                                                                         ===========       ===========

           The accompanying notes to financial statements are an integral part of these statements.

                           CHICKEN KITCHEN CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                                 For the Years Ended
                                                                          March 31, 2000     March 31, 1999
                                                                              2000               1999
                                                                              ----               ----
REVENUES:

  Food and beverage sales                                                  $  7,839,962       $  6,676,497
  Franchise revenues                                                             58,699                 --
                                                                           ------------       ------------
     Total revenues                                                           7,898,661          6,676,497

OPERATING EXPENSES:
  Cost of sales                                                               3,104,444          2,840,796
  Labor and employee benefits                                                 2,333,880          2,307,594
  Direct operating expenses                                                   1,210,120            850,361
  Consulting fees                                                               115,771            103,992
  Administrative and general                                                  1,276,046            877,560
  Depreciation and amortization                                                 404,271            375,563
                                                                           ------------       ------------
     Total operating expenses                                                 8,444,532          7,355,866
                                                                           ------------       ------------

     Loss from operations                                                      (545,871)          (679,369)

OTHER INCOME (EXPENSE):
  Provision for impairment loss on closing of restaurant                       (503,080)                --
  Preferred stockholder litigation settlement and legal fees                   (600,000)                --
  Net realized and unrealized gains on sales of marketable securities             1,833            130,546
  Other, net (including interest expense of $27,852 and $17,535,
    respectively)                                                               (12,180)            (2,125)
                                                                           ------------       ------------
     Total other (expense) income, net                                       (1,113,427)           128,421
                                                                           ------------       ------------

     Loss before income taxes                                                (1,659,298)          (550,948)
                                                                           ------------       ------------

INCOME TAXES                                                                         --                 --
                                                                           ------------       ------------

     Net loss                                                                (1,659,298)          (550,948)

PRO RATA PORTION OF PREFERRED DIVIDENDS                                        (310,400)          (314,189)
                                                                           ------------       ------------

     Net loss applicable to common stockholders                            $ (1,969,698)      $   (865,137)
                                                                           ============       ============

Weighted Average Common Shares Outstanding                                   12,801,151         12,121,463
                                                                           ============       ============

Net Loss Per Common Share (Note 2)                                         $      (0.15)      $      (0.07)
                                                                           ============       ============

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                           CHICKEN KITCHEN CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

                                                         Preferred            Class A                  Class B
                                                           Stock            Common Stock             Common Stock
                                                          Amount         Shares        Amount     Shares       Amount
                                                          ------         ------        ------     ------       ------
Balance at April 1, 1998                               $         2   11,535,248   $     5,768            --  $        --

  Conversion of Class A common stock into
     Class B common stock (Note 6)                              --   (1,018,950)         (509)    1,018,950          509
  Conversion of 95 shares of Series A preferred
     stock into Class A common stock (Note 6)                   --      524,744           262            --           --
  Issuance of common stock for dividend on
     Series A convertible, preferred stock (Note 6)             --      426,912           213            --           --
  Acquisition of treasury stock                                 --      (20,000)           --            --           --
  Issuance of common stock valued between
     $0.10 and $0.34 per share to individuals for
     professional services rendered (Note 6)                    --      155,000            78            --           --
  Issuance of common shares pursuant to prior
     year acquisition agreement (Note 6)                        --      135,000            68            --           --
  Net loss for the year                                         --     (550,948)     (550,948)
                                                       -----------  -----------   -----------   -----------  -----------

Balance at March 31, 1999                                        2   11,737,954         5,880     1,018,950          509

  Conversion of 25 shares of Series A preferred
     stock into Class A common stock (Note 6)                   --       50,000            24            --           --
  Sale of treasury stock (Note 6)                               --       20,000            --            --           --
  Issuance of stock options to purchase shares of
     Class A common stock to a consultant,
     which is related to the Principal Stockholder
     (Note 8)                                                   --           --            --            --           --
  Net loss for the year                                         --   (1,659,298)   (1,659,298)
                                                       -----------  -----------   -----------   -----------  -----------

Balance at March 31, 2000                              $         2   11,807,954   $     5,904     1,018,950  $       509
                                                       ===========  ===========   ===========   ===========  ===========

                                                        Additional
                                                         Paid-In     Accumulated    Treasury
                                                         Capital       Deficit       Shares        Total
                                                         -------       -------       ------        -----
Balance at April 1, 1998                               $ 5,156,420   $(2,363,915)  $        --   $ 2,798,275

  Conversion of Class A common stock into
     Class B common stock (Note 6)                              --            --            --            --
  Conversion of 95 shares of Series A preferred
     stock into Class A common stock (Note 6)                 (262)           --            --            --
  Issuance of common stock for dividend on
     Series A convertible, preferred stock (Note 6)        203,720      (203,933)           --            --
  Acquisition of treasury stock                                 --            --       (10,172)      (10,172)
  Issuance of common stock valued between
     $0.10 and $0.34 per share to individuals for
     professional services rendered (Note 6)                46,767            --            --        46,845
  Issuance of common shares pursuant to prior
     year acquisition agreement (Note 6)                       (68)           --            --            --
  Net loss for the year
                                                       -----------   -----------   -----------   -----------

Balance at March 31, 1999                                5,406,577    (3,118,796)      (10,172)    2,284,000

  Conversion of 25 shares of Series A preferred
     stock into Class A common stock (Note 6)                  (24)           --            --            --
  Sale of treasury stock (Note 6)                               --          (577)       10,172         9,595
  Issuance of stock options to purchase shares of
     Class A common stock to a consultant,
     which is related to the Principal Stockholder
     (Note 8)                                               42,000            --            --        42,000
  Net loss for the year
                                                       -----------   -----------   -----------   -----------

Balance at March 31, 2000                              $ 5,448,553   $(4,778,671)  $        --   $   676,297
                                                       ===========   ===========   ===========   ===========

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                           CHICKEN KITCHEN CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                      For the Years Ended
                                                                                 March 31,         March 31,
                                                                                   20000             1999
                                                                                   ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(1,659,298)      $  (550,948)
  Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                                                404,271           375,563
       Provision for impairment loss on assets                                      503,080                --
       Settlement of preferred stockholder litigation                               600,000                --
       Issuance of common stock or options for services                              42,000            46,845
       Net realized and unrealized gains on sales of marketable
         securities                                                                  (1,833)         (130,546)
       Changes in operating assets and liabilities:
           Other current assets                                                      40,219           (74,123)
           Sale of marketable securities, net                                       152,608           159,770
           Prepaid advertising                                                     (100,000)               --
           Advances to principal stockholder                                       (180,430)          (22,040)
           Other assets                                                                  --             5,203
           Settlement fee due to preferred stockholders                            (150,000)               --
           Accounts payable and accrued expenses                                    228,575           250,952
           Increase in note payable due to interest                                  18,000            10,800
           Deferred franchise fee                                                    95,000            25,000
                                                                                -----------       -----------
     Net cash provided by (used in) operating activities                             (7,808)           96,476
                                                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                (39,086)         (259,930)
                                                                                -----------       -----------
     Net cash used in investing activities                                          (39,086)         (259,930)
                                                                                -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of equipment notes                                                         (8,835)               --
  Sale (purchase) of treasury stock                                                   9,595           (10,172)
                                                                                -----------       -----------
     Net cash provided by (used in) financing activities                                760           (10,172)
                                                                                -----------       -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                               (46,134)         (173,626)
                                                                                -----------       -----------

CASH AND CASH EQUIVALENTS, beginning of year                                        183,430           357,056
                                                                                -----------       -----------

CASH AND CASH EQUIVALENTS, end of year                                          $   137,296       $   183,430
                                                                                ===========       ===========

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest expense                                                $     9,852       $     6,734
                                                                                ===========       ===========
  Cash paid for income taxes                                                    $        --       $        --
                                                                                ===========       ===========

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                           CHICKEN KITCHEN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS

     The Company is engaged in the business of operating "Chicken Kitchen" restaurants and selling franchises. The restaurants feature a menu focused on marinated grilled chicken and capitalizes on the current consumer preference for healthier, lower-fat foods. During the year ended March 31, 1999, the Company began the selling of franchise locations. The franchise agreement grants the franchisee a non-exclusive license to open and operate a "Chicken Kitchen" restaurant for a 20 year period, with one additional 20 year option. The Company collects an initial franchise fee of $30,000, royalty fees and a percentage of revenues for advertising. At March 31, 2000, the Company had 6 Company owned restaurants located in South Florida. Two franchise restaurants were opened during fiscal 2000, and 10 additional franchise locations will be opened during fiscal 2001.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. The concentration of credit risk associated with cash and cash equivalents is considered low due to the credit quality of the issuers of the financial instruments.

     Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization is computed over the estimated useful lives (ranging from five to twenty years) of the assets on a straight-line method.

     Intangible Assets

     Registered trademarks and trade names are being amortized over their estimated useful lives of 15 years. In connection with the acquisition of restaurant locations, the Company assigns a portion of the cost of the acquisition to the value of the lease acquired ("Leasehold interest") and amortizes the amount over the life of the lease (ranging from 4 to 20 years). The cost of acquisitions in excess of the fair value of net assets acquired is being amortized on a straight-line basis over 10 years.

     Impairment of Long-Lived Assets

     The Company continually evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of its intangible and other long-lived assets or whether the remaining balance of its intangible and other long-lived assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining lives of the intangible and other long-lived assets in determining whether an impairment has occurred.

     Income Taxes

     The Company has established deferred tax assets and liabilities for temporary differences between financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     Loss Per Share

     Basic loss per common share is computed by dividing net loss attributable to common stockholders (the net loss plus the pro rata portion of preferred dividends) by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share, which assumes that the convertible preferred stock is converted into Class A voting common stock and the stock options to purchase shares of Class A voting common stock (see Notes 6 and 8) are exercised, is not presented because the effect would be anti-dilutive for both 2000 and 1999. The weighted average shares outstanding used in the computation of net loss attributable to common shares are as follows:

                                                       Weighted Average Shares
                                                             Outstanding
                                                         For the Years Ended
                                                         -------------------
                                                              March 31,
                                                         2000           1999
                                                         ----           ----

                  Class A common stock                11,782,201     11,157,527
                  Class B common stock                 1,018,950        963,936
                                                      ----------     ----------
                                                      12,801,151     12,121,463
                                                      ==========     ==========

     Fair Value of Financial Instruments and Marketable Securities

     Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accrued payroll, and other accrued liabilities approximate fair value because of their short term maturities.

     The marketable securities are classified as trading securities and are recorded at fair value based upon quoted market prices. Both realized and unrealized gains and losses are included in other income or expense during the period incurred. The cost of securities sold is based on the specific identification method.

Franchise Revenues

     Franchise revenues consist of franchise fees, which are typically collected upon execution of an area development and/or franchise agreement, and continuing royalties, based upon gross sales. Franchise fees are initially recorded as deferred franchise fee income and are recognized in earnings either when franchised restaurants are opened, or upon forfeiture of such fees by the franchisees pursuant to the terms of the franchise development agreements, as applicable. Monthly franchise fees are accrued based on the specified percentages of the franchisees' sales for the month. Advertising fees received from the franchisees are reflected as a liability until the advertising expenditures are made.

     Reclassifications

     Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

3.   PROPERTY AND EQUIPMENT

     Property and equipment, consisted of the following:

                                                                 March 31,      March 31,
                                                                   2000           1999
                                                                   ----           ----

     Restaurant equipment                                        $ 405,680      $ 414,143
     Furniture, fixtures and office equipment                      211,369        208,573
     Leasehold improvements                                        354,153        351,181
     Assets under capital lease                                     49,102         38,723
                                                                 ---------      ---------
       Total cost                                                1,020,304      1,012,620
     Less accumulated depreciation and amortization               (377,234)      (230,622)
                                                                 ---------      ---------
       Property and equipment, net                               $ 643,070      $ 781,998
                                                                 =========      =========


4.   INTANGIBLE ASSETS

     Intangible assets, consisted of the following:

                                                                 March 31,      March 31,
                                                                   2000           1999
                                                                   ----           ----


     Trade name                                                  $  12,245      $  12,245
     Leasehold interest                                            584,734        614,734
     Excess of acquisition costs over net assets acquired
                                                                 1,022,411      1,479,459
       Total cost                                                1,619,390      2,106,438
     Less accumulated amortization                                (473,088)      (337,166)
                                                                ----------     ----------
       Intangible assets, net                                   $1,146,302     $1,769,272
                                                                ==========     ==========

     Leasehold interest and excess of acquisition costs over net assets acquired were recorded as a result of acquisitions.

5.   PREFERRED STOCKHOLDER SETTLEMENT

     In July 2000, the Company entered a settlement agreement for alleged breaches of a subscription agreement to convert preferred shares into restricted common stock, brought by preferred stockholders. The settlement requires the Company to convert the preferred stock into 16,000,000 shares of restricted Class A common stock, and further requires the Company to pay the preferred stockholders $350,000 at the closing of formal documentation, and, issue a promissory note for, at the election of the preferred stockholders, either an additional $100,000 six months after the closing, or $150,000 one year after the closing. The promissory note will be secured by 500,000 shares of the Company's Class A common stock owned by the Company's president. The preferred stockholders will also enter into a voting agreement binding themselves to vote their exchanged shares pursuant to the recommendation of the Company's board of directors. No dividends will be due or paid on the converted preferred stock. For the year ended March 31, 2000, the Company provided $500,000 ($50,000 which is held in escrow at March 31, 2000) for settlement of this matter and incurred $100,000 in legal fees.

6.   STOCKHOLDERS' EQUITY

                                  Common Stock

     In January 1998, the Company amended its Articles of Incorporation to increase the total number of authorized common shares to 65,000,000, divided into two classes (50,000,000 shares of Class A and 15,000,000 shares of Class B) and increase the total number of authorized preferred shares to 1,000,000. In connection with the amendment, holders of Class A common stock were given a one-time opportunity to convert their Class A common stock into Class B common stock. In April 1998, 1,018,950 shares of Class A common stock were converted into Class B common stock. The dividends, distributions and relative rights, privileges and limitations of the Class B common stock are identical to the Class A common stock, except that each share of Class B common stock is entitled to 10,000 votes (the Class A common stock is entitled to 1 vote), and the Class B common stock is convertible at any time into Class A common stock.

     In September and December 1998, 155,000 shares of restricted common stock were issued for professional and consulting services and were valued at $46,845 in the aggregate, representing the market value of the common stock on the dates issued, (discounted by 10% due to trading restrictions and the stock's thin trading).

     In March 1999, 135,000 shares of Class A common stock were issued in connection with an acquisition agreement entered into by the Company during February 1998.

     In May 1999, 20,000 shares of Class A common stock held in treasury were sold resulting in proceeds of $9,595. The loss on the sale of treasury stock was recorded directly to Accumulated Deficit.

     Series A Convertible Preferred Stock

     The Series A Convertible preferred stock is convertible at any time, at the option of the holder, into a number of shares of common stock equal to $1,000 divided by the lower of (a) 75% of the closing bid price of the common stock on the first day that proceeds of the offering were disbursed or (b) 65% of the average closing bid price of the common stock over the five trading days immediately prior to the date of conversion. Dividends on the Series A preferred stock are payable at the rate of 8% per annum payable on July 1, in either cash or, at the option of the Company, in Class A common stock. The preferred stock has a liquidation preference of $1,300 per share over the common stock and has no voting rights.

     During the years ended March 31, 2000 and 1999, 25 and 95 shares of Series A preferred stock were converted into 50,000 and 524,744 shares, respectively, of Class A common stock, in accordance with the Second Offering. During the year ended March 31, 1999, 426,912 shares of Class A common stock were issued for payment of the July 1, 1998 dividend. Pursuant to an agreement to settle a lawsuit (see Note 5) Series A preferred stock will be converted into 16,000,000 shares of Class A common stock and the Company will not be required to pay any dividends in arrears.

7.   INCOME TAXES

     The Company has net operating loss carryforwards for federal income tax purposes of approximately $3,010,000 and $2,147,000, at March 31, 2000 and 1999, respectively, which begin to expire in 2011. Due to the change in control in December 1996 of the Company (see Note 1) and acquisitions, a portion of the net operating losses could be limited in the future. The components of deferred tax assets and liabilities are as follows:

                                                       March 31,          March 31,
                                                          2000               1999
                                                          ----               ----

     Deferred tax (liabilities) assets
       Net operating loss carryforwards               $ 1,173,951         $ 837,281
       Other temporary timing differences                 157,201             6,246
       Deferred franchise fees                             46,800                 -
       Reserves and accruals                              342,420                 -
       Difference in depreciation and
          amortization of assets                           42,504           (53,214)
                                                       ----------          --------
                                                        1,762,876           790,313
            Less valuation allowance                   (1,762,876)         (790,313)
                                                       ----------          --------
          Net deferred tax (liabilities) assets       $         -          $      -
                                                      ===========          ========

     Realization of the above deferred tax assets is dependent on generating sufficient taxable income in the future to offset the deductible temporary differences generating the deferred tax assets. Net deferred tax assets have been fully reserved, as their net realizability is not assured at the current time.

8.   STOCK OPTIONS

     The Company has adopted a stock option plan, as amended, which grants options to employees or other individuals who perform services for the Company. Options are granted with exercise prices equal to the fair market value of the Company's common stock at the time of grant and are exercisable over different periods, not exceeding ten years.

     During the year ended March 31, 2000, 1,452,675 options were granted to officers and employees which are exercisable at any time over a ten-year period with an exercise price of $0.14 per share representing the market value of the Company's common stock on the date of grant.

     Also during the year ended March 31, 2000, 300,000 options were granted to a consultant (who is related to the Principal Stockholder) which are exercisable at any time over a ten-year period with an exercise price of $0.14 per share representing the market value of the Company's common stock on the date of grant. In accordance with SFAS No. 123, the value of the options ($42,000), on the date of grant using the Black-Scholes option-pricing model, was recorded as additional consulting fees.

     The following is a summary of stock option activity for the years ended March 31, 2000 and 1999:

                                                  Employee      Weighted             Non-Employee      Weighted
                                                   Option        Average               Option           Average
                                                   Shares     Exercise Price           Shares       Exercise Price
                                                   ------     --------------           ------       --------------
     Outstanding at April 1, 1998                 1,000,000             $0.36           800,000              $1.99
       Granted                                      100,000              0.20                 -                  -
       Cancelled or expired                        (100,000)             0.33          (100,000)              1.75
       Exercised                                          -                 -                 -                  -
                                                  ---------                            --------
                                                          -
     Outstanding at March 31, 1999                1,000,000              0.35           700,000               2.03
       Granted                                    1,452,675              0.14           300,000               0.14
       Cancelled or expired                        (100,000)             0.20          (300,000)              1.70
       Exercised                                          -                 -                 -                  -
                                                  ---------                            --------
     Outstanding at March 31, 2000                2,352,675             $0.23           700,000              $1.36
                                                  =========                            ========

     Exercisable at March 31, 2000                2,132,675                             700,000
                                                  =========                            ========

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to Company employees. Accordingly, no compensation cost has been recognized for outstanding stock options issued to those individuals. Had compensation cost for the Company's outstanding stock options been determined based on the fair value at the grant dates for those options consistent with SFAS No. 123, the Company's net loss and loss per share would have differed as reflected by the pro forma amounts indicated:

                                                                       For the Year Ended
                                                                   March 31,         March 31,
                                                                      2000             1999
                                                                      ----             ----

     Net loss applicable to common stock - as reported              $(1,969,698)       $(865,137)
                                                                    ===========        =========
     Net loss applicable to common stock - pro forma                $(2,156,273)       $(884,897)
                                                                    ===========        =========
     Net loss per common share - as reported                        $     (0.15)       $   (0.07)
                                                                    ===========        =========
     Net loss per common share - pro forma                          $     (0.17)       $   (0.07)
                                                                    ===========        =========

     The value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions for the years ended March 31, 2000 and 1999, respectively: expected volatility approximating 287% and 151%, risk-free interest rate of 8% and 7%, expected dividends of $0 and $0, and expected lives of 10 years and 10 years.

9.   COMMITMENTS AND CONTINGENCIES

     (A) Closing of Restaurant Location

     In May 2000, the Company closed one of its restaurant locations and recognized an impairment loss of $403,080, which the Company recognized at March 31, 2000, relating to the write-off of $379,543 of intangible assets and $23,537 of equipment. The Company vacated the leased premises, and the landlord is seeking damages for the remaining lease payments (approximately $428,000) under the lease term. The Company has brought a counter-claim against the landlord for breach of the lease agreement. While the parties have begun to discuss settlement possibilities, legal counsel has indicated that they are unable to determine whether and to what extent the Company might suffer an adverse judgement. At March 31, 2000, the Company has provided $100,000 for possible future lease and/or settlement payments.

     (B) Litigation

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

     Guarantee Litigation

     A non-interest bearing note payable (with an imputed principal balance and accrued interest of $121,403 and $103,403 at March 31, 2000 and 1999, respectively) made in connection with the acquisition of restaurant assets and a location is collateralized by 100,000 issued shares of the Company's restricted Class A common stock held in escrow. The note was due in February 1999 and has not yet been repaid by the Company. The Company believes it has the right, under the governing documents, to satisfy the note with the escrowed stock. The holder of the note declined to accept the stock as payment and has brought a lawsuit for eviction, based on a cross-default provision in the promissory note and lease. This lawsuit has been set for trial, and the parties are engaging in settlement discussions. If a settlement cannot be reached, and the case proceeds, legal counsel had advised the Company that it is not possible to determine whether, and to what extent if any, the Company might suffer adverse judgement. The Company is vigorously defending the action.

Other Litigation

     The Company is also currently a defendant in a lawsuit filed during October 1999 by a former supplier of its chicken products for non-payment. As the lawsuit is in the discovery stage, legal counsel has advised the Company that it is not possible to determine whether, and to what extent if any, the Company might suffer adverse judgements. The Company is vigorously defending the action and has asserted counter claims.

     (C) Leases

     The Company leases the facilities for office and restaurant locations under various non-cancelable operating lease agreements, one of which is with a related party (lease expense of approximately $30,000 annually). Certain of these lease agreements contain provisions for rent overrides based on a percentage of gross sales. Additionally, the Company, in certain instances, is responsible for real estate taxes and common area maintenance costs. The leases also provide for renewal options. Future minimum rental commitments with unrelated parties, excluding renewal option periods, under the operating lease agreements at March 31, 2000 are as follows: 2001 - $213,086; 2002 - $199,490; 2003 - $180,545; 2004 - $184,202; 2005 -
     $169,981 and thereafter - $1,376,421.

     Total occupancy expense was $629,645 and $488,640, for the years ended March 31, 2000 and 1999, respectively, and is included in "Direct operating expenses" in the accompanying statements of operations.

10.  RELATED PARTIES

     During the year ended March 31, 2000, the Company advanced funds to an affiliate, which is controlled by the Principal Stockholder. On December 31, 1999, the Company converted the amount ($138,913) into a promissory note receivable ("the Note"). The note accrues interest at an annual rate of 12% and matures on December 31, 2001. In accordance with the terms of the Note, the Company accepted $100,000 in advertising credit from the Affiliate as partial repayment of the indebtedness. The advertising credit is with an unrelated third party, and ads may be placed through December 31, 2001. No advertising has yet been placed with the third party; therefore, the entire amount is reflected as "Prepaid Advertising" in the accompanying Balance Sheets. Subsequent to year-end, the Affiliate re-paid $41,000 to the Company.

     Also during the year, the Company made advances to the Principal Stockholder in the amount of $159,390, of which $70,000 was repaid in September 2000. Subsequent to year-end, the Company made additional advances to the Principal Stockholder in the amount of $125,000. During September, the Principal Stockholder signed a promissory note in the amount of $187,490. The note bears interest at 10% and is due September 30, 2003. The note is collateralized by 1,000,000 shares of the Company's Class A common stock owned by the Principal Stockholder, which is to be held in escrow.

     In June 2000, the Company entered into an employment agreement with the Principal Stockholder. The agreement calls for a base salary of $300,000 per year and the right to open up to ten franchise locations which will be exempt from the payment of the franchise fees and royalties (an "Exempt Franchise"). The Principal Stockholder will receive a $1,000,000 settlement payment if the Company terminates the agreement without cause or if the Principal Stockholder terminates the agreement with cause. The employment agreement also specifies that for each franchise agreement entered and opened by the Company, including the franchises opened during fiscal 2000, the Principal Stockholder will be granted the option to purchase 100,000 shares of Class A common stock, or the right to open an additional Exempt Franchise. However, the issuance of the options or additional franchises will only be made upon the occurrence of certain situations, as defined, such as voluntary or involuntary termination of the Principal Stockholder, change in control of the Board of Directors, leveraged buy-out, merger, or court order.

     The Company paid compensation in the form of consulting fees, to entities owned by family members of the Principal Stockholder, of $115,771 and $90,926 for the years ended March 31, 2000 and 1999, respectively.

11.  GOING CONCERN AND MANAGEMENT'S PLANS

     The Company has incurred losses from operations since inception, and at March 31, 2000 the Company had a working capital deficit of $(1,219,155). Management has indicated that cash generated from store locations and the selling of franchisees should be sufficient to fund operations. However, no assurance can be given that additional funds will not be required. If additional funds are required, the inability to raise such funds may have an adverse effect upon operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following table sets forth-certain information with respect to our executive officers and directors. Each director holds such position until the next annual meeting of the Company's shareholders and until his respective successor has been elected. Our Board of Directors may remove with or without cause any of our officers at any time.

NAME                                          POSITION
Christian Mahe de Berdouare                   President, Chief Executive Officer
                                              and Director

Frank Blackman                                Vice President of Franchising
                                              and Secretary

Joseph A. Remsa Jr.                           Executive Vice President

Alan Barton                                   Vice President of Training and
                                              Human Resources

Joseph King                                   Vice President of Purchasing


PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR: CHRISTIAN MAHE DE BERDOUARE

         Mr. de Berdouare, age 44 has been President, Chief Executive Officer, Director of the Company and a member of the Franchise Committee of the Board of Directors, since December 1995. In addition, since 1988, he has been director, President, Chief Executive Officer and holder of all of the issued and outstanding shares of common stock of "CK of Delaware". From January 1984 to December 1996, Mr. de Berdouare was the Founder, President and Director of Chicken Kitchen, Ltd., Chicken Kitchen 52 OLP, Inc., Chicken Kitchen Corporation of Delaware, all predecessor companies that operated as Chicken Kitchen(R) restaurants in New York City and Miami. Prior to 1984, Mr. de Berdouare was a Vice President, and founder of the Soft Commodities desk, at the London office of Drexel Burnham Lambert, Inc. Subsequently, Mr. de Berdouare was hired by France's largest commodities trading firm, Interagra, S.A., to establish their Soft Commodities operation, which he left a few years later, to start his own International Trading Operation, in Paris.

 VICE PRESIDENT & SECRETARY: FRANK BLACKMAN

         Mr. Blackman, age 45, has been Vice President of Franchising and Secretary since March 1997. Mr. Blackman was Director, Marketing Sales Training and Performance Improvement of Republic Industries from 1997 to 1998. From 1991 to May 1997, he was Director, Training and Development, for Triarc Restaurant Group, Arby's subsidiary. Mr. Blackman was Director, Training, Development, and Area Manager for Miami Foods, Ltd. from 1985 to 1991. From 1982 to 1985 Mr. Blackman was Sales Manager for Mangren Research and Development Corporation and he held various staff positions including Area Supervisor for Wendy's International, Inc. from 1977 to 1982. Mr. Blackman received a BS from Nova Southeastern University and an MBA from Florida Atlantic University.

EXECUTIVE VICE PRESIDENT: JOSEPH A. REMSA, JR.

Mr. Remsa, age 49, has had a restaurant career encompassing both senior level executive positions with restaurant franchisors and franchisees as well as entrepreneurial ventures as concept founder and franchisee. Mr. Remsa has been associated with Pizza Hut (National Pizza Company) as regional Vice President; Sonic Restaurants as Director of Development and Franchisee; Sizzler as South Florida Franchisee; Waffle House (Columbia Foods) franchise Vice President; and most recently Offerdhal's Bagel Gourmet where he participated in the formative merger, concept creation, and IPO of Einstein Brothers Bagels. Mr. Remsa is an Adjunct Professor and Doctoral student at Florida Atlantic University in Boca Raton, Florida. He has a MBA and BA degree in Economics from the University of South Florida.

VICE PRESIDENT OF TRAINING AND HUMAN RESOURCES: ALAN BARTON

         Alan Barton, age 37, recently joined the Company from his position with Pollo Tropical, Inc., from 1995 to 1999, where he was responsible for opening the company's franchised units and most recently served as Manager of the Training Design and Delivery. Mr. Barton held similar posts at Arby's, Inc. from 1991 to 1994, where he first managed the franchising function for the Northeastern US and then the State of Florida. Prior to Arby's, Inc., Alan worked at the delivery division for Pizza Hut, Inc., of PepsiCo. Mr. Barton has a Bachelor of Science degree in Personnel Management from Florida State University.

VICE PRESIDENT OF PURCHASING: JOSEPH KING

         Joseph King, age 59, has been Vice President of Purchasing since March 15, 1999. He was Director of Purchasing and R&D for Pollo Tropical Inc. from 1994 to 1998. Additionally, Joe's 10 years experience as the Southeastern Regional Sales Manager for Tetley, Inc. and 8 years as Merchandising Manager with the Martin Brower Corporation, McDonald's largest foodservice distributor in the nation.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth the total compensation paid to our chief executive officer for the last three completed fiscal years. No other executive officer of the Company received compensation of $100,000 or more during any such year.

NAME AND                                   FISCAL        SALARY          BONUS
PRINCIPAL POSITION                          YEAR

CHRISTIAN MAHE DE BERDOUARE                 2000         $240,000          $0
PRESIDENT, CHIEF EXECUTIVE OFFICER          1999         $195,000          $0
AND DIRECTOR                                1998         $180,000(1)       $0
-------------
(1) Includes $12,406 for automobile expense.

         In June 2000, the Company entered into an employment agreement with the Principal Stockholder. The agreement calls for a base salary of $300,000 per year and the right to open up to ten franchise locations which will be exempt from the payment of the franchise fees and royalties (an "Exempt Franchise"). The Principal Stockholder will receive a $1,000,000 settlement payment if the Company terminates the agreement without cause or if the Principal Stockholder terminates the agreement with cause. The employment agreement also specifies that for each franchise agreement entered and opened by the Company, including the franchises opened during fiscal 2000, the Principal Stockholder will be granted the option to purchase 100,000 shares of Class A common stock, or the right to open an additional Exempt Franchise. However, the issuance of the options or additional franchises will only be made upon the occurrence of certain situations, as defined, such as voluntary or involuntary termination of the Principal Stockholder, change in control of the Board of Directors, leveraged buy-out, merger, or court order.

STOCK OPTION PLAN

         The following table set forth certain information concerning options granted to the Named Executive Officer in the foregoing Summary Compensation Table for the fiscal year ended March 31, 2000. There were no options exercised during the fiscal year ended March 31, 2000.


--------------------------------------------------------------------------------------------------------------
      Name              No. of Securities       Percent of Total       Exercise or Base        Expiration Date
                           Underlying           Options Granted               Price
                         Options Granted        to Employees in
                                                   Fiscal Year
--------------------------------------------------------------------------------------------------------------

Christian Mahe de                0                      0
 de Berdouare
    CEO
------------------------------------------------------------------------------------------------------------------

         The following table set forth certain information concerning options held by the Named Executive Officer in the Summary Compensation table as of March 31, 2000. No options were exercised during the fiscal year ended March 31, 2000.

------------------------------------------------------------------------------------------------------
Name                           Number of shares of Class A                Value of Unexercised in-the-
                                Common Stock Underlying                       money Options as of
                               Unexercised Options held as of                     3/31/2000
                                    3/31/2000
-----------------------------------------------------------------------------------------------------
Christian Mahe de
Berdouare CEO                   800,000 (all exercisable)                          $0.00
-----------------------------------------------------------------------------------------------------

         By resolution of our Board of Directors, we adopted a Stock Option Plan ("the Plan"). The Plan enables the Company to offer an incentive based compensation system to employees, officers and directors and to employees of companies who do business with the Company. At the sole discretion of its Board of Directors, any employee of the Company or any our subsidiaries may be made eligible to participate in the Plan.

         2,000,000 shares are authorized for issuance under the Plan, of which 800,000 shares are issuable under incentive stock options to Mr. de Berdouare; 200,000 options to Mr. Remsa; 100,000 to Mr. Blackman and 22,675 options to Mr. Barton. Mr. de Berdouare's options are exercisable for five years at a price of $0.33 per share and the options to Mr. Remsa are exercisable at $0.14; Mr. Blackman and Barton are exercisable at $0.65 and $0.43 respectively. We may increase the number of shares authorized for issuance under the Plan or may make other material modifications to the Plan without shareholder approval. However, no amendment may change the existing rights of any option holder.


DIRECTORS COMPENSATION.

         There are no standard or other arrangements pursuant to which any director of the Company is or was compensated during our last fiscal year for services as a director, for committee participation or for special assignments.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information relating to the beneficial ownership of our Class A and Class B Common Stock as of January 25, 2000 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of Common Stock (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.

 Title of Class     Name and Address of Beneficial Owner        Amount and Nature of          Percentage of Class
                                                                  Beneficial Owner
    Class A            Christian Mahe de Berdouare (1)                4,385,000                     34.23%
                       Director, President and Chief
                           Executive Officer
                        770 Ponce de Leon, Suite 200
                           Coral Gables, Fl 33134
    Class B            Christian Mahe de Berdouare (1)                1,000,000                     98.14%
                      Director, President and Chief
                           Executive Officer
                        770 Ponce de Leon, Suite 200
                           Coral Gables, Fl 33134
    Class A                Joseph A. Remsa Jr.(2)                       200,000                      1.66%
                          Executive Vice President
                        770 Ponce de Leon, Suite 200
                           Coral Gables, Fl 33134
    Class A                  Frank Blackman (3)                        110,000                        .92%
                        Vice President Franchising
                                Secretary
                        770 Ponce de Leon, Suite 200
                           Coral Gables, Fl 33134
    Class A                    Alan Barton (4)                         22,675                         .19%
                           Vice President Training
                        770 Ponce de Leon, Suite 200
                           Coral Gables, Fl 33134
    Class A                 Stratcomm Media, Ltd.                      690,000                       5.84%
                     1947 Lee Road Winter Park, FL 32789
    Class A           All Directors and Officers as A                4,717,675                      36.65%
                             Group (5 persons)

-----------

(1) Includes 800,000 shares of Class A common stock which may be acquired on exercise of outstanding common stock purchase options at $0.33 for 5 years. Represents shares of Class B common stock which may be converted into Class A common stock at the holder's option. Does not include 500,000 shares of Class B common stock owned by Mr. Mahe de Berdouare's spouse to which he disclaims any beneficial interest.
(2) Includes 200,000 shares of common stock issuable upon exercise at $.14 per share for 5 years.
(3) Includes 100,000 shares of common stock issuable upon exercise of option at $0.65 per share for 5 years.
(4) Includes 22,675 shares of common stock issuable upon exercise of option at $.4343 per share for 5 years.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          We were incorporated in Florida in November 1994 as a wholly owned subsidiary of Stratcomm Media, Ltd. ("Stratcomm"), under the name Chicken Acquisition Corporation. Stratcomm purchased 4,900,000 shares for $2,450 and subsequently contributed $843,097 in capital to the Company. In December 1996, Stratcomm canceled 2,950,000 shares in connection with the acquisition of "CK of Delaware", owned by Mr. Berdouare. The purchase price for "CK of Delaware" was 5,100,000 shares of the Company's common stock that was valued at $10,000.

         The Company leased its executive offices from its President under an oral lease for $2,500 per month. The lease was on a month-to-month basis. On July 1, 2000 the Company leased new office space at 770 Ponce De Leon, Suite 200, Coral Gables, Florida

         In November 1997, the Company engaged Alain Berdouare, a brother of the Company's President, as a financial and general advisor to identify sources of capital, introduce potential franchisees, seek acquisition candidates and general advisory services until December 31, 2001 or such earlier termination by the Company. The Company issued 500,000 shares for such services.

         During the year ended March 31, 2000, the Company advanced funds to an affiliate, which is controlled by the Principal Stockholder. On December 31, 1999, the Company converted the amount ($138,913) into a promissory note receivable ("the Note"). The note accrues interest at an annual rate of 12% and matures on December 31, 2001. In accordance with the terms of the Note, the Company accepted $100,000 in advertising credit from the Affiliate as partial repayment of the indebtedness. The advertising credit is with an unrelated third party, and ads may be placed through December 31, 2001. No advertising has yet been placed with the third party; therefore, the entire amount is reflected as "Prepaid Advertising" in the accompanying Balance Sheets. Subsequent to year-end, the Affiliate re-paid $41,000 to the Company.

         Also during the year, the Company made advances to the Principal Stockholder in the amount of $159,390, of which $70,000 was repaid in September 2000. Subsequent to year-end, the Company made additional advances to the Principal Stockholder in the amount of $125,000. During September, the Principal Stockholder signed a promissory note in the amount of $187,490. The note bears interest at 10% and is due September 30, 2003. The note is collateralized by 1,000,000 shares of the Company's Class A common stock owned by the Principal Stockholder, which is to be held in escrow.

         In June 2000, the Company entered into an employment agreement with Christian de Berdouare, the Company's Principal Stockholder. The agreement calls for a base salary of $300,000 per year and the right to open up to ten franchise locations which will be exempt from the payment of the franchise fees and royalties (an "Exempt Franchise"). The Principal Stockholder will receive a $1,000,000 settlement payment if the Company terminates the agreement without cause or if the Principal Stockholder terminates the agreement with cause. The employment agreement also specifies that for each franchise agreement entered and opened by the Company, including the franchises opened during fiscal 2000, the Principal Stockholder will be granted the option to purchase 100,000 shares of Class A common stock, or the right to open an additional Exempt Franchise. However, the issuance of the options or additional franchises will only be made upon the occurrence of certain situations, as defined, such as voluntary or involuntary termination of the Principal Stockholder, change in control of the Board of Directors, leveraged buy-out, merger, or court order.

         The Company paid compensation in the form of consulting fees, to entities owned by family members of the Principal Stockholder, of $115,771 and $90,926 for the years ended March 31, 2000 and 1999, respectively.

         PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following Exhibits were filed as exhibits to our registration statement on Form 10SB12G/A (File No. 000-27015) with the same exhibit numbers and are incorporated herein by this reference.

2.1 Agreement and Plan of Reorganization dated November 30, 1996 between the Company and Chicken Kitchen Corporation (Delaware)
3.1 Articles of Incorporation
3.2 First Amendment to Articles (increase in authorized)
3.3 Second Amendment to Articles (increase in authorized)
3.4 Third Amendment to Articles (name change)
3.5 Fourth Amendment to Articles (dual class common)
3.6 Certificate of Designation for Series A Preferred Stock
3.7 Bylaws 10.1 Agreement with Danelex, Inc.
10.2 Consulting Agreement - Alain Berdouare
10.3 Consulting Agreement - Sammut & Associates
10.4 Standard Form of Franchise Agreement
10.5 Employment Agreement with Frank Blackman
10.6 Loan to Ambassa
10.7 Security Agreement
10.8 Stock Option Plan
10.9 Settlement Term Sheet
10.10 Agreement with Patty and Caesars
10.11 Agreements with Olympus Capital
10.11A Agreement with CRG
10.12 Starr's Chicken Grill F/S December 31, 1996

The following exhibits are file herewith:
10.13 Berdouare Note
10.14 Berdouare Employment Agreement
27 Financial Data Schedule

Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31,2000

SIGNATURES In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned; thereunto duly authorized this 31 day of October 2000.

CHICKEN KITCHEN CORPORATION

By: /s/ Christian Mahe de Berdouare
    -------------------------------
Christian Mahe de Berdouare, President, Chief Executive Officer, Director, Principal accounting Officer, Principal Financial Officer.

                                 EXHIBIT INDEX

EXHIBIT NO.        EXHIBIT DESCRIPTION
-----------        -------------------

  10.13            Berdouare Note

  10.14            Berdouare Employment Agreement

  27               Financial Data Schedule