Form 10QSB
period 2000-06-30
CHICKEN KITCHEN CORP
filed 2000-11-28
CIK 1060396

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                       Commission File Number - 000-27015

                           CHICKEN KITCHEN CORPORATION
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


                               Florida 59-3283225
         ------------------------------- ------------------------------
                  (State or other jurisdiction of (IRS Employer
               incorporation or organization) Identification No.)



                             770 Ponce de Leon Blvd
                           Coral Gables, Florida 33134
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (305) 774-9700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


 Number of shares of common stock, $.01 par value per share, outstanding as of
                            June 30, 2000: 12,756,904

                              Chicken Kitchen Corp.
                                      Index

                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheet at June 30, 2000 and March 31, 1999                   3

Condensed Statements of Operations for the three months
 and nine months ended June 30, 2000 and 1998                                 4

Condensed Statement of Cash Flows for the nine months ended
 June 30, 2000 and 1998                                                       5

Notes to Condensed Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                9


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.                                                   10

Item 2. Changes in Securities.                                               13

Item 3. Defaults upon senior Securities.                                     13

Item 4. Submission of Matters to a Vote of security Holders                  13

Item 5. Other Information                                                    13

Item 6. Exhibits                                                             14


-----------------------------------------------------------------------------

                           CHICKEN KITCHEN CORPORATION

                      CONDENSED FINANCIAL STATEMENTS AS OF

                                  June 30, 2000


-----------------------------------------------------------------------------

                           CHICKEN KITCHEN CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                                      June 30,          March 31,
                                                                                        2000              2000
                                                                                    -----------       -----------
                                     ASSETS

      CURRENT ASSETS:
        Cash and cash equivalents                                                   $   215,299       $   137,296
        Prepaid advertising                                                             100,000           100,000
        Other current assets                                                            114,482           100,655
                                                                                    -----------       -----------
           Total Current Assets                                                         429,781           337,951
                                                                                    -----------       -----------

      PROPERTY AND EQUIPMENT, net                                                       610,615           643,070
      INTANGIBLE ASSETS, net                                                          1,099,848         1,146,302
      OTHER ASSETS                                                                       52,478            53,726
      NOTE RECEIVABLE FROM AND ADVANCES TO PRINCIPAL STOCKHOLDER                        297,921           213,490
                                                                                    -----------       -----------
               Total Assets                                                         $ 2,490,643       $ 2,394,539
                                                                                    ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
        Note payable and accrued interest                                           $   125,903       $   121,403
        Current portion of settlement fee due to preferred stockholders                 300,000           300,000
        Current portion of equipment notes                                               12,684            30,690
        Accounts payable                                                                553,414           485,500
        Accrued expenses                                                                398,942           399,513
        Deferred franchise fees                                                         260,000           120,000
        Reserve for impairment loss                                                     100,000           100,000
                                                                                    -----------       -----------
           Total Current Liabilities                                                  1,750,943         1,557,106
                                                                                    -----------       -----------

      LONG TERM OBLIGATIONS:
        Long term portion of settlement fee due to preferred stockholders               150,000           150,000
        Long term portion of equipment notes                                                 --            11,136
                                                                                    -----------       -----------
                                                                                        150,000           161,136
                                                                                    -----------       -----------

      COMMITMENTS AND CONTINGENCIES                                                          --                --

      STOCKHOLDERS'  EQUITY:
        Series A, convertible preferred stock, $0.0005 par value; 1,000,000 shares authorized; 3,880 and 3,880 shares issued and outstanding,
           respectively                                                                       2                 2
        Common stock Class A, $0.0005 par value; 50,000,000 shares authorized;
           11,917,954 and 11,907,954 issued; and 11,817,954 and 11,807,954
           outstanding, respectively                                                      5,909             5,904
        Common stock Class B, $0.0005 par value; 15,000,000 shares authorized;
           1,018,950 and 1,018,950 issued and outstanding                                   509               509
        Additional paid-in capital                                                    5,488,553         5,448,553
        Accumulated deficit                                                          (4,868,968)       (4,778,671)
                                                                                    -----------       -----------
           Total Stockholders' Equity                                                   589,700           676,297
                                                                                    -----------       -----------
               Total Liabilities and Stockholders' Equity                           $ 2,490,643       $ 2,394,539
                                                                                    ===========       ===========


    The accompanying notes to condensed financial statements are an integral part of these statements.


-----------------------------------------------------------------------------

                           CHICKEN KITCHEN CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                    For the Three Months Ended
                                                                                    June 30,           June 30,
                                                                                     2000               1999
                                                                                 ------------       ------------
      REVENUES:
        Food and beverage sales                                                  $  1,831,177       $  1,987,749
        Commissary sales to franchisees                                               157,815                 --
        Franchise revenues                                                             45,113                 --
                                                                                 ------------       ------------
           Total revenues                                                           2,034,105          1,987,749

      OPERATING EXPENSES:
        Cost of sales                                                                 837,114            870,239
        Labor and employee benefits                                                   545,512            608,201
        Direct operating expenses                                                     305,025            279,045
        Consulting fees                                                                22,890             16,861
        Administrative and general                                                    324,961            287,453
        Depreciation and amortization                                                  85,254            100,897
                                                                                 ------------       ------------
           Total operating expenses                                                 2,120,756          2,162,696
                                                                                 ------------       ------------

           Loss from operations                                                       (86,651)          (174,947)

      OTHER INCOME (EXPENSE):
        Net realized and unrealized gains on sales of marketable securities                --              7,075
        Other, net                                                                     (3,646)            (5,404)
                                                                                 ------------       ------------
           Total other (expense) income, net                                           (3,646)             1,671
                                                                                 ------------       ------------

           Loss before income taxes                                                   (90,297)          (173,276)

      INCOME TAXES                                                                         --                 --
                                                                                 ------------       ------------

           Net loss                                                                   (90,297)          (173,276)

      PRO RATA PORTION OF PREFERRED DIVIDENDS (Note 5)                                     --            (77,600)
                                                                                 ------------       ------------

           Net loss applicable to common stockholders                            $    (90,297)      $   (250,876)
                                                                                 ============       ============

      Weighted Average Common Shares Outstanding                                   12,830,237         12,781,904
                                                                                 ============       ============

      Net Loss Per Common Share (Note 3)                                         $      (0.01)      $      (0.02)
                                                                                 ============       ============


    The accompanying notes to condensed financial statements are an integral part of these statements.

-----------------------------------------------------------------------------

                           CHICKEN KITCHEN CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      For the Three Months Ended
                                                                                       June 30,        June 30,
                                                                                         2000            1999
                                                                                      ---------       ---------
      CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                                      $ (90,297)      $(173,276)
        Adjustments to reconcile net loss to net cash provided by (used in)
           operating activities:
             Depreciation and amortization                                               85,254         100,897
             Realization of deferred franchise fees                                     (25,000)             --
             Issuance of stock in connection with employment agreement                    3,700              --
             Net realized and unrealized gains on sales of marketable
              securities                                                                     --          (7,075)
             Changes in operating assets and liabilities:
                 Sale of marketable securities, net                                          --         152,281
                 Other current assets                                                   (13,827)         18,749
                 Advances to principal stockholder                                      (84,431)        (56,827)
                 Other assets                                                             1,248         (16,451)
                 Accounts payable and accrued expenses                                   67,343         291,257
                 Increase in note payable due to interest                                 4,500           4,500
                 Deferred franchise fee                                                 165,000              --
                                                                                      ---------       ---------
           Net cash provided by operating activities                                    113,490         314,055
                                                                                      ---------       ---------

      CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property and equipment                                               (6,345)        (24,009)
                                                                                      ---------       ---------
           Net cash provided by (used in) investing activities                           (6,345)        (24,009)
                                                                                      ---------       ---------

      CASH FLOWS FROM FINANCING ACTIVITIES:
        Increase (payment) of equipment notes                                           (29,142)          4,501
        Sale (purchase) of treasury stock                                                    --           9,594
                                                                                      ---------       ---------
           Net cash provided by (used in) financing activities                          (29,142)         14,095
                                                                                      ---------       ---------

      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   78,003         304,141
                                                                                      ---------       ---------

      CASH AND CASH EQUIVALENTS, beginning of year                                      137,296         183,430
                                                                                      ---------       ---------

      CASH AND CASH EQUIVALENTS, end of year                                          $ 215,299       $ 487,571
                                                                                      =========       =========


      SUPPLEMENTAL DISCLOSURES:
        Cash paid for interest expense                                                $   1,591       $   3,159
                                                                                      =========       =========
        Cash paid for income taxes                                                    $      --       $      --
                                                                                      =========       =========


    The accompanying notes to condensed financial statements are an integral part of these statements.

-----------------------------------------------------------------------------

                           CHICKEN KITCHEN CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS

     The Company is engaged in the business of operating "Chicken Kitchen" restaurants and selling franchises. The restaurants feature a menu focused on marinated grilled chicken and capitalizes on the current consumer preference for healthier, lower-fat foods. During the year ended March 31, 1999, the Company began the selling of franchise locations. The franchise agreement grants the franchisee a non-exclusive license to open and operate a "Chicken Kitchen" restaurant for a 20-year period, with one additional 20-year option. The Company collects an initial franchise fee of $30,000, royalty fees and a percentage of revenues for advertising. At June 30, 2000 and March 31, 2000, the Company had 6 Company owned restaurants located in South Florida. One franchise restaurant was opened during the three months ended June 30, 2000, and there were 3 franchise restaurants open in South Florida at June 30, 2000.

2.   BASIS OF PRESENTATION

     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-SB for the year ended March 31, 2000. The March 31, 2000 fiscal year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of results of operations, which may be achieved in the future.

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


                                             Weighted Average Shares Outstanding
                                             -----------------------------------
                                                          (UNAUDITED)
                                                  For the Three Months Ended
                                                           June 30,
                                                   2000                 1999
                                                ----------           ----------

                  Class A common stock          11,811,287           11,762,954
                  Class B common stock           1,018,950            1,018,950
                                                ----------           ----------
                                                12,830,237           12,781,904
                                                ==========           ==========


-----------------------------------------------------------------------------

4.   STOCKHOLDERS' EQUITY

     During the three months ended June 30, 2000, 10,000 shares of Class A common stock were issued in connection with an employment agreement.

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

6.   COMMITMENTS AND CONTINGENCIES

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

     Guarantee Litigation
     A non-interest bearing note payable (with an imputed principal balance and accrued interest of $125,903 and $121,403 at June 30, 2000 and March 31,
     2000) made in connection with the acquisition of restaurant assets and a location is collateralized by 100,000 issued shares of the Company's restricted Class A common stock held in escrow. The note was due in February 1999 and has not yet been repaid by the Company. The Company believes it has the right, under the governing


-----------------------------------------------------------------------------
     documents, to satisfy the note with the escrowed stock. The holder of the note declined to accept the stock as payment and has brought a lawsuit for eviction, based on a cross-default provision in the promissory note and lease. This lawsuit has been set for trial, and the parties are engaging in settlement discussions. If a settlement cannot be reached, and the case proceeds, legal counsel had advised the Company that it is not possible to determine whether, and to what extent if any, the Company might suffer adverse judgement. The Company is vigorously defending the action.

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


7.   RELATED PARTIES

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

     During the three months ended June 20, 3000, the Company made advances to the Principal Stockholder in the amount of $84,431.


-----------------------------------------------------------------------------

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                  THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1999

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

         Restaurant sales for the three months ended June 30, 2000 decreased to $1,831,177 from $1,987,749 in the comparable period for an decrease of 7.9%. This was due to same store sales increases less the loss sales from the closure of the Bayside location. Commissary sales of chicken to the franchisee totaled $157,815. There were no Commissary sales to Franchisee in the comparable period in 1999. Revenues totaled $1,988,992 for the period, an increase of $1,243.

         Cost of sales increased as a percentage of sales to 41.15% compared to 39.81% in the comparable quarter of the prior year. This increase was due to higher chicken costs.

         Labor and employee benefits which consists of wages, payroll taxes and other benefits and insurance costs for restaurant's salaried and hourly employees increased 10.31% as a percentage of sales to 26.8% in the 2000 quarter compared to the prior year's quarter. This increase was due to higher per hour wage rates.

         Direct operating expenses consist of all restaurant-operating costs other than cost of sales and payroll expenses and include occupancy costs, utilities and other direct costs. These


-----------------------------------------------------------------------------
expenses decreased by 46.42% to 7.35% of sales from 13.2%. This reflects decreased rental costs due to the closure of the Bayside location.

     Consulting fees increased $6,029 to $22,890.

     Administrative and general expenses for the 2000-quarter increased by $37,508 or by 13.05% when compared to the comparable 1999 quarter. The increase is primarily attributable to increases legal expenditures finalizing open law suites, and in the hiring of human resources that will support our franchising growth. Contributing to the increase were increased audit and accountancy fees. In addition, higher advertising and promotional expenses were incurred to promote the Chicken Kitchen brand.

     Depreciation and amortization decreased to $85,254 from $100,897.

         The Company realized a loss of $86,651 during the 2000 quarter compared to a loss of $174,947 during the comparable quarter. This reduction is the result of operational efficiencies achieved through the implementation of a series of operational controls.

                         LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, the Company had cash on hand of $215,299, and other current assets of $214,482, for total current assets of $429,781. Total current liabilities are $976,860, and are comprised of $421,581 in accounts payable, $438,376 in accrued expenses, and $116,903 in a Note Payable. We had no long-term debt. As of June 30, 2000, we had working capital (deficit) of ($750,373).

         The current payables as of June 30, 2000 include a $116,903 Note Payable that the Company expects to satisfy by the issuance of the Company's Common Stock. The holder of the Note is contesting the payment terms of this Note. Accordingly, the final payment terms are not yet determinable causing the current payable classification.

     The working capital deficit is primarily the result of result of continuing losses.

          LOSSES INCURRED IN OPERATIONS / MODIFIED ACCOUNTANTS' REPORT

     With the exception of the current quarter, we have incurred losses from our operations since inception and we had a working capital deficit of $750,373 at June 30, 2000. Our independent accountants have modified their report to our year-end, March 31, 1999, financial statements to reflect doubt as to our ability to continue as a going concern.

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


-----------------------------------------------------------------------------

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


                                     PART II

ITEM 1. Legal Proceedings

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

         The Company is defending a lawsuit styled Agricola Coco Bohn, S.A., et al, v. Chicken Kitchen Corporation, etc., et al.: Case number 99-4608 CA 0 pending in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The background of this lawsuit surrounds the entitlement of the holders of the Series A Preferred Stock to convert their preferred stock for restricted class A common stock in accordance with the terms of the Subscription Agreement through which the Series A Preferred Stock was issued. The Company is vigorously defending the lawsuit, alleging as its primary defense that the holders of the Series A Preferred Stock illegally and improperly manipulated the market for the Company's common stock, and thus, would have no right to convert their Series A Preferred Stock to common. The Company has agreed in principal to settle this litigation with all of the Series A Preferred Stockholders (the "Shareholders"). The proposed settlement would require the Company to: (i) convert the Shareholders' preferred stock into 16,000,000 shares of the Company's restricted Series A common stock, cumulatively (the "Exchanged Shares"); (ii) deliver $300,000.00 to the Shareholders, and permit the Shareholders to retain an additional $50,000 being held in escrow by counsel for the Shareholders; and (iii) one year after the closing of formal documentation consistent with the parties agreement in principal, the Company will pay $150,000 in the aggregate to a representative of the Shareholders, the payment of which shall be evidenced by a promissory note (the "Note") and secured by 500,000 of the Company's President's personal Series A common stock in the Company. The agreement also would require the Shareholders to enter into a voting agreement on behalf of themselves and their affiliates, officers, directors, employees, and immediate family members, the terms of which shall provide that the Shareholders will vote in accordance with the recommendations of the Board of Directors of Chicken Kitchen on all matters except where such matter would directly alter the terms of the


-----------------------------------------------------------------------------

Note, the agreement in principal, or any of the closing documents. Upon the closing of formal documentation consistent with the parties agreement in principal all parties would dismiss all claims against all other parties to the litigation with prejudice and exchange releases. The other non-monetary conditions of the agreement in principal are included on the attached term sheet describing the proposed settlement.

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

         The Company is a defendant in two federal court actions: Alexis v. Chicken Kitchen Corporation, Case number 00-3066 CIV GRAHAM TURNOFF, and Jean-Jacques v. Chicken Kitchen Corporation, Case Number 00-3308 CIV HUCK BROWN, pending in the United States District Court for Miami, Florida. These lawsuits were brought by two former employees seeking damages for alleged violations of federal and state anti-discrimination laws. The Company believes the claims have no merit and is vigorously defending them. The cases are newly filed, no discovery has been taken, and they are not yet set for trial. It is impossible to determine at this early stage in the proceedings whether, and what extent, the Company might suffer an adverse or favorable judgment.

The Company is a defendant in a lawsuit filed on May 9, 2000 styled Bayside Center LP v. Chicken Kitchen Corporation, Case No.: 00-11733 CA 30 in Miami-Dade County, Florida, by a


-----------------------------------------------------------------------------
former landlord for enforcement of a landlord's lien and distress for rent. The case is not yet at issue and not yet set for trial. As a result, it is too early to determine whether, and to what extent, the Company might suffer an adverse or favorable judgment, although the parties are in the midst of discussing settlement options.

ITEM 2. Changes in Securities.

NONE

ITEM 3. Defaults Upon Senior Securities.

NONE

ITEM 4. Submission of Matters to a Vote of Security Holders.

NONE

ITEM 5. Other Information

NONE

ITEM 6. Exhibits.

Exhibit 27 attached herewith.



                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.

                           CHICKEN KITCHEN CORPORATION


                           By: /s/ Christian de Berdouare
                              ----------------------------
                              Christian de Berdouare, President
                              and Chief Executive Officer



Date: November 15, 2000


-----------------------------------------------------------------------------

                                 EXHIBIT INDEX


EXHIBIT NO.        EXHIBIT DESCRIPTION
-----------        -------------------

   27              Financial Data Schedule