Form 10QSB
period 2000-09-30
CHICKEN KITCHEN CORP
filed 2001-02-28
CIK 1060396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

         OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                       Commission File Number - 000-27015

                           CHICKEN KITCHEN CORPORATION
             (Exact name of registrant as specified in its charter)

                 Florida                                 59-3283225
      (State or other jurisdiction of                  (IRS Employer
       incorporation or organization)                Identification No.)

                        770 Ponce de Leon Blvd, Suite 200
                           Coral Gables, Florida 33134
          (Address of principal executive offices, including zip code)

                                 (305) 774-9700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]      No [ ]

Number of shares of common stock, $.01 par value per share, outstanding as of February 15, 2001: 13,317,604

                              Chicken Kitchen Corp.
                                      Index

                                                                            Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheet at September 30, 2000 and March 31, 2000             3

Condensed Statements of Operations for the three months
   and six months ended September 30, 2000 and 1999                          4

Condensed Statement of Cash Flows for the six months ended
   September 30, 2000 and 1999                                               5

Notes to Condensed Consolidated Financial Statements                         6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  9

                           CHICKEN KITCHEN CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                           September 30,     March 31,
                                                                               2000            2000
                                                                            -----------     -----------
                                   ASSETS                                    UNAUDITED
CURRENT ASSETS:
  Cash and cash equivalents                                                 $    51,835     $   137,296
  Prepaid advertising                                                           100,000         100,000
  Prepaid rent                                                                   55,401              --
  Other current assets                                                          146,589         100,655
                                                                            -----------     -----------
     Total Current Assets                                                       353,825         337,951
                                                                            -----------     -----------
PROPERTY AND EQUIPMENT, net                                                     607,888         643,070
INTANGIBLE ASSETS, net                                                        1,053,395       1,146,302
OTHER ASSETS                                                                     98,722          53,726
NOTE RECEIVABLE FROM AND ADVANCES TO PRINCIPAL STOCKHOLDER
                                                                                262,921         213,490
                                                                            -----------     -----------
         Total Assets                                                       $ 2,376,751     $ 2,394,539
                                                                            ===========     ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable and accrued interest                                         $    95,000     $   121,403
  Current portion of settlement fee due to preferred stockholders                    --         300,000
  Current portion of equipment notes                                             18,760          30,690
  Accounts payable                                                              649,152         485,500
  Accrued expenses                                                              408,870         399,513
  Deferred franchise fees                                                       310,000         120,000
  Reserve for impairment loss                                                   100,000         100,000
                                                                            -----------     -----------
     Total Current Liabilities                                                1,581,782       1,557,106
                                                                            -----------     -----------
LONG TERM OBLIGATIONS:
  Long term portion of settlement fee due to preferred stockholders             150,000         150,000
  Long term portion of equipment notes                                           28,462          11,136
                                                                            -----------     -----------
                                                                                178,462         161,136
                                                                            -----------     -----------

COMMITMENTS AND CONTINGENCIES                                                        --              --

STOCKHOLDERS' EQUITY:
  Series A, convertible preferred stock, $0.0005 par value; 1,000,000 shares authorized; 3,880 and 3,880 shares issued and outstanding,
     respectively                                                                     2               2
  Common stock Class A, $0.0005 par value; 50,000,000 shares authorized;
     12,298,654 and 11,907,954 issued; and 12,298,654 and 11,807,954
     outstanding, respectively                                                    6,149           5,904
  Common stock Class B, $0.0005 par value; 15,000,000 shares authorized;
     1,018,950 and 1,018,950 issued and outstanding                                 509             509
  Additional paid-in capital                                                  5,589,411       5,448,553
  Accumulated deficit                                                        (4,979,564)     (4,778,671)
                                                                            -----------     -----------
     Total Stockholders' Equity                                                 616,507         676,297
                                                                            -----------     -----------
         Total Liabilities and Stockholders' Equity                         $ 2,376,751     $ 2,394,539
                                                                            ===========     ===========

The accompanying notes to condensed financial statements are an integral part of these statements.

                           CHICKEN KITCHEN CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended                Six Months Ended
                                                    September 30,    September 30,    September 30,    September 30,
                                                        2000             1999             2000             1999
                                                    ------------     ------------     ------------     ------------
REVENUES:
  Food and beverage sales                           $  1,702,594     $  1,829,450     $  3,533,771     $  3,817,199
  Commissary sales to franchisees                        230,685               --          388,500               --
  Franchise revenues                                      31,237           76,350
                                                    ------------     ------------     ------------     ------------
     Total revenues                                    1,964,516        1,829,450        3,998,621        3,817,199
                                                    ------------     ------------     ------------     ------------
OPERATING EXPENSES:
  Cost of sales                                          854,429          673,464        1,691,543        1,543,703
  Labor and employee benefits                            485,624          512,543        1,031,136        1,120,744
  Direct operating expenses                              295,210          345,460          600,235          624,505
  Consulting fees                                         27,955           20,100           50,845           36,961
  Administrative and general                             297,806          445,911          622,767          733,364
  Depreciation and amortization                           89,183           99,541          174,437          198,659
                                                    ------------     ------------     ------------     ------------
     Total operating expenses                          2,050,207        2,097,019        4,170,963        4,257,936
                                                    ------------     ------------     ------------     ------------

     Loss from operations                                (85,691)        (267,569)        (172,342)        (440,737)

OTHER INCOME (EXPENSE):
  Litigation settlement                                  (27,000)              --          (27,000)              --
  Net realized and unrealized gains on
     sales of marketable securities                           --               --               --            7,075
  Other, net                                               2,095           (1,736)          (1,551)          (7,140)
                                                    ------------     ------------     ------------     ------------
     Total other (expense) income, net                   (24,905)          (1,736)         (28,551)             (65)
                                                    ------------     ------------     ------------     ------------
     Loss before income taxes                           (110,596)        (269,305)        (200,893)        (440,802)

INCOME TAXES                                                  --               --               --               --
                                                    ------------     ------------     ------------     ------------
     Net loss                                           (110,596)        (269,305)        (200,893)        (440,802)

PRO RATA PORTION OF PREFERRED DIVIDENDS (Note 5)              --          (77,600)              --         (155,200)
                                                    ------------     ------------     ------------     ------------
     Net loss applicable to common stockholders     $   (110,596)    $   (346,905)    $   (200,893)    $   (596,002)
                                                    ============     ============     ============     ============
Weighted Average Common Shares Outstanding            13,189,325       12,826,904       13,015,771       12,811,080
                                                    ============     ============     ============     ============
Net Loss Per Common Share (Note 3)                  $      (0.01)    $      (0.03)    $      (0.02)    $      (0.05)
                                                    ============     ============     ============     ============

The accompanying notes to condensed financial statements are an integral part of these statements.

                           CHICKEN KITCHEN CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              For the Six Months Ended
                                                                            September 30,   September 30,
                                                                                2000            1999
                                                                              ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $(200,893)      $(440,802)
  Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                                            174,437         198,659
       Amortization of prepaid rent                                               8,832              --
       Realization of deferred franchise fees                                   (25,000)             --
       Issuance of stock in connection with employment agreement                  3,700              --
       Issuance of stock in connection with litigation settlement                27,000              --
       Decrease in note payable in connection with litigation settlement        (26,403)             --
       Net realized and unrealized gains on sales of marketable securities
                                                                                     --          (7,075)
       Changes in operating assets and liabilities:

           Payment of litigation settlement                                    (300,000)             --
           Sale of marketable securities, net                                        --         157,850
           Other current assets                                                 (45,934)         31,346
           Advances to principal stockholder                                    (49,431)       (116,873)
           Other assets                                                           1,174         (17,456)
           Accounts payable and accrued expenses                                173,009          54,224
           Increase in note payable due to interest                                  --           9,000
           Deferred franchise fee                                               215,000              --
                                                                              ---------       ---------
     Net cash provided by (used in) operating activities                        (44,509)       (131,127)
                                                                              ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                            (46,348)        (42,286)
                                                                              ---------       ---------
     Net cash provided by (used in) investing activities                        (46,348)        (42,286)
                                                                              ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase of equipment notes                                                     5,396              --
  Sale (purchase) of treasury stock                                                  --           9,595
                                                                              ---------       ---------
     Net cash provided by (used in) financing activities                          5,396           9,595
                                                                              ---------       ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (85,461)       (163,818)
                                                                              ---------       ---------
CASH AND CASH EQUIVALENTS, beginning of year                                    137,296         183,430
                                                                              ---------       ---------
CASH AND CASH EQUIVALENTS, end of year                                        $  51,835       $  19,612
                                                                              =========       =========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest expense                                              $   5,828       $      --
                                                                              =========       =========
  Cash paid for income taxes                                                  $      --       $      --
                                                                              =========       =========

The accompanying notes to condensed financial statements are an integral part of these statements.

                           CHICKEN KITCHEN CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

         The Company is engaged in the business of operating "Chicken Kitchen" restaurants and selling franchises. The restaurants feature a menu focused on marinated grilled chicken and capitalizes on the current consumer preference for healthier, lower-fat foods. During the year ended March 31, 1999, the Company began the selling of franchise locations. The franchise agreement grants the franchisee a non-exclusive license to open and operate a "Chicken Kitchen" restaurant for a 20-year period, with one additional 20-year option. The Company collects an initial franchise fee of $30,000, royalty fees and a percentage of revenues for advertising. At September 30, 2000 and March 31, 2000, the Company had 5 and 6 Company owned restaurants, respectively, located in South Florida. One franchise restaurant was opened during the six months ended September 30, 2000, and there were 3 franchise restaurants operating in South Florida at September 30, 2000.

2. BASIS OF PRESENTATION

         Basis of Presentation

         The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-SB for the year ended March 31, 2000. The March 31, 2000 fiscal year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of results of operations, which may be achieved in the future.

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

                               Weighted Average Shares Outstanding
                                             (UNAUDITED)
                       -----------------------------------------------------
                       For the Three Months Ended   For the Six Months Ended
                              September 30,              September 30,
                           2000          1999          2000          1999
                        ----------    ----------    ----------    ----------
Class A common stock    12,170,375    11,807,954    11,996,821    11,792,130
Class B common stock     1,018,950     1,018,950     1,018,950     1,018,950
                        ----------    ----------    ----------    ----------
                        13,189,325    12,826,904    13,015,771    12,811,080
                        ==========    ==========    ==========    ==========

4. STOCKHOLDERS' EQUITY

         During the three months ended September 30, 2000, the Company entered into a lease agreement with an unrelated third party for its corporate offices. The Company issued 380,700 shares of restricted Class A common stock, valued at $110,403 ($0.29 per share, the fair market value of the stock on the date of the agreement) for a 2 year lease agreement. Under the lease agreement, the Company is responsible for monthly sales tax and maintenance. The Company has recorded the issuance of the common stock as Prepaid rent and is amortizing the amount over the lease term (24 months).

         During the three months ended June 30, 2000, 10,000 shares of Class A common stock were issued in connection with an employment agreement.

5. PREFERRED STOCKHOLDER SETTLEMENT

         In July 2000, the Company entered a settlement agreement for alleged breaches of a subscription agreement to convert preferred shares into restricted common stock, brought by preferred stockholders. The settlement requires the Company to convert the preferred stock into 16,000,000 shares of restricted Class A common stock, and further requires the Company to pay the preferred stockholders $350,000 at the closing of formal documentation, and, issue a promissory note for, at the election of the preferred stockholders, either an additional $100,000 six months after the closing, or $150,000 one year after the closing. The promissory note will be secured by 500,000 shares of the Company's Class A common stock owned by the Company's president. The preferred stockholders will also enter into a voting agreement binding themselves to vote their exchanged shares pursuant to the recommendation of the Company's board of directors. No dividends will be due or paid on the converted preferred stock. During the three months ended September 30, 2000, the Company paid $350,000 to the preferred stockholders ($50,000 which was previously held in escrow). The Company is currently in the process of converting the preferred stock into the 16,000,000 shares of restricted Class A common stock.

6. COMMITMENTS AND CONTINGENCIES

         (A) Closing of Restaurant Location

         In May 2000, the Company closed one of its restaurant locations and realized an impairment loss of $403,080, which the Company recognized at March 31, 2000, relating to the write-off of $379,543 of intangible assets and $23,537 of equipment. The Company also provided $100,000 for possible future lease and/or settlement payments as of March 31, 2000. The Company vacated the leased premises, and the landlord sought damages for the remaining lease payments under the lease term. The Company filed counter claims against the landlord. During the three months ended September 30, 2000, the Company entered into a settlement agreement with the landlord. The restaurant location has been re-leased and the Company will receive $100,000 from the new tenant for equipment, furniture and leasehold interest, pursuant to the bill of sale. This amount was not anticipated and was not considered at year-end when the Company determined the impairment loss. The settlement agreement requires the Company to instruct the buyer to pay the $100,000 directly to the landlord and also for the Company to make a payment of $5,000. The Company will recognize $167,263 as income during the three months ended December 31, 2000, related to the reversal of the excess impairment reserve and approximately $72,263 related to accounts payable and accrued expenses recorded at March 31, 2000, which were not paid to the landlord.

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

         Guarantee Litigation

         A non-interest bearing note payable made in connection with the acquisition of restaurant assets and a location is collateralized by 100,000 issued shares of the Company's restricted Class A common stock held in escrow. The note was due in February 1999 and has not yet been repaid by the Company. The Company believed it had the right, under the governing documents, to satisfy the note with the escrowed stock. The holder of the note declined to accept the stock as payment and had brought a lawsuit for eviction, based on a cross-default provision in the promissory note and lease. During the three months ended September 30, 2000, the Company entered into a settlement agreement with the landlord, whereby the Company shall pay the landlord $95,000 on or before May 20, 2001. The $95,000 is payable through the following method: 1) the Company will issue stock to Cafe 1429, which will be sold through market makers in sufficient amounts and the proceeds (after expenses and commissions) will reduce the amount owed plus 2) monthly payments of $3,000 commencing on September 15, 2000 through May 15, 2001. Any balance shall then be payable on May 20, 2001. The 100,000 shares held in escrow were transferred to the landlord, who can sell the shares, on June 21, 2000, when the market price of the stock was $0.27 per share; however, pursuant to the agreement, none of the proceeds will be applied against the amount owed.

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

7. RELATED PARTIES

         In June 2000, the Company entered into an employment agreement with the President / Principal Stockholder. The agreement calls for a base salary of $300,000 per year and the right to open up to ten franchise locations which will be exempt from the payment of the franchise fees and royalties (an "Exempt Franchise"). The Principal Stockholder will receive a $1,000,000 settlement payment if the Company terminates the agreement without cause or if the Principal Stockholder terminates the agreement with cause. The employment agreement also specifies that for each franchise agreement entered and opened by the Company, including the franchises opened during fiscal 2000, the Principal Stockholder will be granted the option to purchase 100,000 shares of Class A common stock, or the right to open an additional Exempt Franchise. However, the issuance of the options or additional franchises will only be made upon the occurrence of certain situations, as defined, such as voluntary or involuntary termination of the Principal Stockholder, change in control of the Board of Directors, leveraged buy-out, merger, or court order.

         During the six months ended September 30, 2000, the Company made net advances to the Principal Stockholder in the amount of $49,431.

8. SUBSEQUENT EVENT

         During December 2000, the Company entered into an agreement to sell a restaurant location to a prospective franchisee for $290,000. The franchisee will also pay a franchise fee of $30,000. The Company will sublease the restaurant location to the franchisee until the lease expires (October 2005). $160,000 of the purchase price is due in October 2005 and is contingent on the franchisee extending the existing lease or obtaining a new lease. The $160,000 will be recorded if the franchisee extends the lease or enters into a new lease agreement. The amount bears interest at 5% per year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED
                               SEPTEMBER 30, 1999

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

Restaurant sales for the three months ended September 30, 2000 decreased by $126,856 or 6.9%. The decrease was due to the closing of the bayside location and loss of its prior revenues although same store sales comparisons were positive in the remaining restaurants. Total company revenues increased by 7.3% or $135,066 due to the recognition of franchise fees and royalties received from franchisees.

Cost of sales increased as a percentage of sales to 43.49% compared to 36.81% in the compariable quarter of the prior year. the increase was due to higher raw product cost.

Labor and employee benefits which consists of wages, payroll taxes and other benefits and insurance costs for salaried and hourly employees decreased to 24.72% as a percentage of sales compared to 28.02% during the comparable quarter. The decrease was due to the closing of the Bayside location which required high cost labor staffing.

Direct operating expenses consist of all restaurant operating costs other that the cost of sales and payroll expenses and include occupancy costs, utilities and other direct costs. these expenses increased 24.53% to 21.90% from the comparable quarter. This increase was due to costs associated with the closing of the Bayside location and settlement of the Cafe 1429 Lawsuit.

Consulting fees increased to $27,955 an increase of $7,855 from the comparable quarter. The increase is attributed to cost incurred in Real estate site selection for the franchisees.

Administrative and general expenses for the 2000-quarter decreased by $148,105 when compared to the 1999 quarter. Settlement of various lawsuits contributed to the decrease.

Depreciation and amortization decreased 10.41% from the comparable quarter. The decrease is due to the write-off of equipment associated with the Bayside closing.

The decrease in the net loss from ($267,569) to ($85,691) is primarily attributed to the settlement of law suits, closing of an unprofitable location, and the realization of franchise fee income and royalties.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000 the Company had cash on hand of $51,835, and other current assets of $301,990. Total current liabilities are $1,581,782, and are comprise of ; Note payable and accrued interest, $95,000; Current portion of equipment notes, $18,760; Accounts payable, $649,152;Accrued expenses, $408,870; Deferred Franchise fees, $310,000; and Reserve for impairment, $100,000. The company had long term debt of $178,462 and a working capital deficit of ($1,227,957) as of September 30,2000.

The working capital deficit is primarily the result of continuing losses. Also contributing to the working capital deficit was an increase in Note receivable fro and Advances to Principal Stockholder in the amount of $49,431.

LOSSES INCURRED IN OPERATIONS / MODIFIED ACCOUNTANTS' REPORT

         We have incurred losses from our operations since inception and we had a working capital deficit of $1,227,957 at September 30, 2000. Our independent accountants have modified their report to our year-end, March 31, 2000, financial statements to reflect doubt as to our ability to continue as a going concern.

         We currently operate four restaurants and are engaged in franchising operations with four franchised unit open and operating. Management believes that cash on hand and cash generated from operations together with Franchise Fees and Royalty payments will be sufficient to fund operations. However, no assurance can be given that additional funds will not be required prior to the expiration of such period or that any funds which may be required will be available, if at all, on acceptable terms. If additional funds are required, the inability of the Company to raise such funds will have an adverse effect upon its operations. To the extent that additional funds are obtained by the sale of equity securities, the stockholders may sustain significant dilution. If adequate capital is not available, the Company will have to reduce or eliminate its planned expansion activities, which could otherwise ultimately provide significant revenue to the Company.

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

         The Company has settled a lawsuit styled Cafe 1429, Inc. and SLML, Inc.
v. Chicken Kitchen Corporation, Case No.: 99-4709 CA 05, pending in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida.The claim against the Company stemmed from the purchase of the assets of a restaurant on Miami Beach, Florida, and a related promissory note, lease, andsecurity agreement, all of which contain cross-default clauses. The plaintiffs/sellers took back from the Company a $100,000 promissory note for $100,000 of the purchase price of the assets. The Company issued and delivered to an escrow agent 100,000 shares of its restricted Class A common stock as security for the $100,000 note. The Company defended the action upon the belief that the governing documents gave it the right to satisfy the $100,000 obligation with additional stock of the Company. The settlement requires the Company to issue additional Series A Common Stock, in conversion of the $100,000 note, in an amount sufficient to sell to realize $95,000.00, exclusive of costs, before May 20, 2001. The Company will also pay $3,000.00 per month to be applied toward the $95,000.00 settlement number. In the event that as of May 20, 2001, the net proceeds from the sale of stock referenced in this paragraph, together with the sum of the monthly $3,000.00 payments, is less than $95,000.00, the Company will have to satisfy the deficiency on or before May 20, 2001. If the payment of such a deficiency is not timely made, the plaintiffs would receive an immediate judgment against the Company for the amount of the deficiency. The settlement agreement also provides for the entry of an immediate judgment against the Company in the event that any of the $3,000.00 monthly payments referenced herein is not made. The Company and the plaintiffs exchanged releases and dismissed their respective claims with prejudice.

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

         The Company is a defendant in a lawsuit filed on May 9, 2000 styled Bayside Center LP v. Chicken Kitchen Corporation, Case No.: 00-11733 CA 30 in Miami-Dade County, Florida, by a former landlord for enforcement of a landlord's lien and distress for rent. The has been settled with the defendant, Chicken Kitchen signing over right, title ,and interest in the equipment and leasehold improvements to the Landlord and a payment of $5,000 in return for a cancellation of the lease and forgiveness of all outstanding rents owed.

ITEM 2. Changes in Securities.

         NONE

ITEM 3. Defaults Upon Senior Securities.

         NONE

ITEM 4. Submission of Matters to a Vote of Security Holders.

         NONE

ITEM 5. Other Information

         NONE

ITEM 6. Exhibits.

         NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Company has caused the undersigned, duly authorized, to sign this report on behalf of the Company.


                                           CHICKEN KITCHEN CORPORATION

                                           By: /s/ Christian de Berdouare
                                              ----------------------------------
                                               Christian de Berdouare, President
                                               and Chief Executive Officer


Date: February 21, 2001