Form 10QSB/A
period 2000-09-30
CHICKEN KITCHEN CORP
filed 2001-03-06
CIK 1060396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                                   Amendment 1

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                       Commission File Number - 000-27015

                           CHICKEN KITCHEN CORPORATION
             (Exact name of registrant as specified in its charter)

                    Florida                              59 - 3283225
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

                                  Yes  X   No___

  Number of shares of common stock, $.01 par value per share, outstanding as of
                          February 28, 2001: 13,317,604

                              Chicken Kitchen Corp.
                                      Index

PART I.  FINANCIAL INFORMATION

                                                                            Page

Item 1.  Financial Statements

Condensed Balance Sheet at September 30, 2000 and March 31, 2000              3

Condensed Statements of Operations for the three months
and six months ended September 30, 2000 and 1999                              4

Condensed Statement of Cash Flows for the six months ended
September 30, 2000 and 1999                                                   5

Notes to Condensed Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9

Item 3.  Defaults among Senior Securities                                    12

Item 4.  Submission of Matters to a Vote of security holders                 12

Item 5.  Other Information                                                   12

Item 6. Exhibits                                                             13
         Exhibit 10.13                                                       14

                         CHICKEN KITCHEN CORPORATION
                          CONDENSED BALANCE SHEETS

                                                                            September 30,      March 31,
                                                                                2000              2000
                                                                                ----              ----
                           ASSETS                                             UNAUDITED
                           ------
CURRENT ASSETS:
  Cash and cash equivalents                                                  $    51,835      $   137,296
  Prepaid advertising                                                            100,000          100,000
  Prepaid rent                                                                    55,401               --
  Other current assets                                                           146,589          100,655
                                                                             -----------      -----------
     Total Current Assets                                                        353,825          337,951
                                                                             -----------      -----------
PROPERTY AND EQUIPMENT, net                                                      607,888          643,070
INTANGIBLE ASSETS, net                                                         1,053,395        1,146,302
OTHER ASSETS                                                                      98,722           53,726
NOTE RECEIVABLE FROM AND ADVANCES TO PRINCIPAL STOCKHOLDER
                                                                                 262,921          213,490
                                                                             -----------      -----------
         Total Assets                                                        $ 2,376,751      $ 2,394,539
                                                                             ===========      ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
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

                           CHICKEN KITCHEN CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended             Six Months Ended
                                            September 30,  September 30,  September 30,  September 30,
                                                2000           1999           2000           1999
                                            ------------   ------------   ------------   ------------
REVENUES:
  Food and beverage sales                   $  1,702,594   $  1,829,450   $  3,533,771   $  3,817,199
  Commissary sales to franchisees                230,685             --        388,500             --
  Franchise revenues                              31,237             --         76,350             --
                                            ------------   ------------   ------------   ------------
     Total revenues                            1,964,516      1,829,450      3,998,621      3,817,199
                                            ------------   ------------   ------------   ------------
OPERATING EXPENSES:
  Cost of sales                                  854,429        673,464      1,691,543      1,543,703
  Labor and employee benefits                    485,624        512,543      1,031,136      1,120,744
  Direct operating expenses                      295,210        345,460        600,235        624,505
  Consulting fees                                 27,955         20,100         50,845         36,961
  Administrative and general                     297,806        445,911        622,767        733,364
  Depreciation and amortization                   89,183         99,541        174,437        198,659
                                            ------------   ------------   ------------   ------------
     Total operating expenses                  2,050,207      2,097,019      4,170,963      4,257,936
                                            ------------   ------------   ------------   ------------
     Loss from operations                        (85,691)      (267,569)      (172,342)      (440,737)

OTHER INCOME (EXPENSE):
  Litigation settlement                          (27,000)            --        (27,000)            --
  Net realized and unrealized gains on
     sales of marketable securities                   --             --             --          7,075
  Other, net                                       2,095         (1,736)        (1,551)        (7,140)
                                            ------------   ------------   ------------   ------------
     Total other (expense) income, net           (24,905)        (1,736)       (28,551)           (65)
                                            ------------   ------------   ------------   ------------
     Loss before income taxes                   (110,596)      (269,305)      (200,893)      (440,802)

INCOME TAXES                                          --             --             --             --
                                            ------------   ------------   ------------   ------------
     Net loss                                   (110,596)      (269,305)      (200,893)      (440,802)

PRO RATA PORTION OF PREFERRED DIVIDENDS
  (Note 5)                                            --        (77,600)            --       (155,200)
                                            ------------   ------------   ------------   ------------
     Net loss applicable to common
     stockholders                           $   (110,596)  $   (346,905)  $   (200,893)  $   (596,002)
                                            ============   ============   ============   ============
Weighted Average Common Shares Outstanding    13,189,325     12,826,904     13,015,771     12,811,080
                                            ============   ============   ============   ============
Net Loss Per Common Share (Note 3)          $      (0.01)  $      (0.03)  $      (0.02)  $      (0.05)
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

                                                       Weighted Average Shares Outstanding
                                                                 (UNAUDITED)
                              ---------------------------------------------------------------------------------
                                      For the Three Months Ended                For the Six Months Ended
                                             September 30,                            September 30,
                                       2000                 1999                2000                1999
                                       ----                 ----                ----                ----
     Class A common stock           12,170,375          11,807,954          11,996,821           11,792,130
     Class B common stock            1,018,950           1,018,950           1,018,950            1,018,950
                                    ----------          ----------          ----------           ----------
                                    13,189,325          12,826,904          13,015,771           12,811,080
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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000 the Company had cash on hand of $51,835, and other current assets of $301,990. Total current liabilities are $1,581,782, and are comprised of: Note payable and accrued interest, $95,000; Current portion of equipment notes, $18,760; Accounts payable, $649,152;Accrued expenses, $408,870; Deferred Franchise fees, $310,000; and Reserve for impairment, $100,000. The company had long term debt of $178,462 and a working capital deficit of ($1,227,957) as of September 30, 2000.

The working capital deficit is primarily the result of continuing losses. Also contributing to the working capital deficit was an increase in Note receivable fro and Advances to Principal Stockholder in the amount of $49,431.

LOSSES INCURRED IN OPERATIONS/MODIFIED ACCOUNTANTS' REPORT

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

Exhibit 10.13 attached herewith

Exhibit 27 attached herewith.

Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 2000

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

                           CHICKEN KITCHEN CORPORATION

                           By: /s/ Christian de Berdouare
                           --------------------------------
                           Christian de Berdouare, President
                           and Chief Executive Officer

Date: February 28, 2001

                                 EXHIBIT INDEX

EXHIBIT             DESCRIPTION

 10.13         Employment Agreement

 27            Financial Data Schedule